Form 10-K
period 2024-03-31
Fly-E Group, Inc.
filed 2024-06-28
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 001-42122

Fly-E Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-0981080
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

136-40 39th Avenue Flushing, New York	11354
(Address of principal executive offices)	(Zip Code)

(929) 410-2770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FLYE	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2023, there was no established market for the registrant’s common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 27, 2024, there were 24,587,500 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any annual report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	the lingering impact of COVID-19 on our business;

●	increased government regulation of our industry; and

●	tariffs and currency exchange rates.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Part I

Item 1. Business

Overview

Fly-E Group, Inc. (“Fly-E Group,” and collectively with its subsidiaries, the “Company,” “we” or similar terminology), is an electric vehicle (“EV”) company that is principally engaged in designing, installing and selling smart electric motorcycles (“E-motorcycles”), electric bikes (“E-bikes”), electric scooters (“E-scooters”) and related accessories under the brand “Fly E-Bike.” At Fly E-Bike, our commitment is to encourage people to incorporate eco-friendly transportation into their active lifestyles, ultimately contributing towards building a more environmentally friendly future.

Our first store was established in 2018 in New York. Our business has grown rapidly since then and we believe we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of June 27, 2024, we have 40 stores, including 39 stores in the United States and one store in Canada. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan to expand our presence in the United States and extend our business into South America and Europe.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of June 27, 2024, we offered 21 E-motorcycle products, 21 E-bike products and 34 E-scooter products.

We build our smart E-bikes based on advanced and innovative technologies, including smart technologies, powertrain and battery technologies and automotive inspired functionalities. Adhering to our user-centric philosophy in product design, we collect user feedback and product performance data to develop new products or functionalities to satisfy unmet demand. All our products are designed to embody themes of style, freedom and technology. Some of our E-bikes are specifically designed for food delivery workers and are featured with longer battery life and stable backseat for holding a basket. In addition, we designed an easy battery swap system for these E-bikes, allowing food delivery workers to easily replace a fully charged battery at any of our stores within a minute.

Our net revenues were approximately $32.2 million for the year ended March 31, 2024, consisting of retail sales revenue of approximately $26.4 million and wholesale revenue of $5.8 million. Our net revenues were approximately $21.8 million for the year ended March 31, 2023, consisting of retail sales revenue of approximately $18.8 million and wholesale revenue of approximately $2.9 million.

Recent Developments

Stock Split

In April 2024, we effected a stock split of our authorized and all issued and outstanding shares of our common stock and preferred stock at a split ratio of 1-for-110,000, where the par value of the Company’s common stock remained unchanged at $0.01 per share, and the number of authorized shares of the Company’s capital stock was increased from 440 to 48,400,000, with the number of authorized shares of common stock and preferred stock being increased from 400 to 44,000,000 and from 40 to 4,400,000, respectively. The issued and outstanding shares of our common stock immediately following the split were increased to 22,000,000. The share number and related data in this annual report has been updated to reflect the stock split referenced above.

Initial Public Offering

On June 7, 2024, we sold 2,250,000 shares of common stock, at a price of $4.00 per share in our initial public offering (the “IPO”). The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 30-day option to purchase an additional 337,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriter of our IPO for gross proceeds of $1.4 million upon full exercise of the overallotment option. Net proceeds received by us from our initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. We also issued to The Benchmark Company, LLC, the representative of the underwriters, and its designees warrants to purchase 129,375 shares of our common stock.

Our History and Corporate Structure

We initially started our business in 2018 as Ctate Inc. (“Ctate”), a New York corporation. Our business has experienced rapid growth since then and we opened multiple retail stores within a short period of time. In the interest of efficient management, each retail store was managed by a separate company wholly owned by Ctate.

Fly E-Bike, Inc. (“Fly E-Bike”), a Delaware corporation, was a wholly owned subsidiary of Ctate incorporated on August 22, 2022. On September 12, 2022, Ctate and Fly E-Bike entered into an Agreement and Plan of Merger, pursuant to which Ctate merged into and with Fly E-Bike, with Fly E-Bike being the surviving corporation.

Fly-E Group, a Delaware corporation, was incorporated on November 1, 2022. On December 21, 2022, Fly E-Bike, the stockholders of Fly E-Bike and Fly-E Group entered into a Share Exchange Agreement, pursuant to which Fly-E Group acquired all of the issued and outstanding shares of Fly E-Bike by issuing its shares to the stockholders of Fly E-Bike on a one-for-one basis (the “Share Exchange”). As a result of the Share Exchange, Fly E-Bike became a wholly owned subsidiary of Fly-E Group. Fly-E Group has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike and Fly EV, Inc. Our business is primarily conducted through Fly E-Bike and its subsidiaries. Fly EV. Inc. is a Delaware corporation incorporated on November 1, 2022 and currently has no substantive operations.

Our Industry

E-motorcycles, E-bikes and E-scooters are the two-wheelers that run on electric energy that is converted into mechanical energy rather than running on fuel. They are chargeable and eco-friendly automotive solutions. E-motorcycles and E-bikes are built with solid metal and fiber frames that are combined with mechanical and electronic components. An E-scooter is a plug-in EV powered by electric power. These scooters offer additional advantages such as agility, flexibility, versatility and ease of maneuver in high traffic congestion areas.

The EV industry has been experiencing significant growth and innovation in recent years. With the advancement of technology and the increasing demand for environmentally friendly transportation options, E-bikes, E-motorcycles and E-scooters have become popular choices for commuting, leisure and sports. As the demand for sustainable transportation options continues to grow, the EV industry is poised for further growth and development.

Some of the major trends driving the growth of the EV industry include the increasing demand for sustainable transportation options, advancements in battery and motor technology, and the growing popularity of E-bike sharing services. Government incentives and regulations, such as tax credits and subsidies for the purchase of EVs, are also driving the growth of the industry.

The Asia-Pacific region is the largest market for the electric two-wheelers due to the growing awareness about the benefits of electric vehicles, rising personal disposable income, growing demand for affordable electric vehicles for short-distance commuting and increasing adoption of smart technologies. We believe that North America is expected to experience significant growth in the future due to growing government initiatives to raise awareness of such products among individuals.

City bikes and city E-bikes are popular in big cities in the United States, such as New York City, Miami and Dallas. There is also a growing popularity of E-scooters as an increasing number of EV merchants are launching their businesses in these cities.

The growth of the EV industry is further accelerated by the rise in small package deliveries in big cities. New York City is a major commercial hub and the largest metropolitan area in the United States. As a result, the volume of small package deliveries in New York City is remarkably high, and it has continued to grow over the years. With the rise of E-commerce and online shopping, more and more people in New York City are relying on package deliveries for their everyday needs, leading to a significant increase in small package delivery volume. The COVID-19 pandemic has further accelerated this trend as more people have turned to online shopping.

The high volume of package deliveries in New York City has led to concerns about traffic congestion and delivery vehicle emissions, which the city is working to address through initiatives such as congestion pricing and EV incentives. For short-distance deliveries within urban areas, E-bike delivery can be a more efficient and environmentally friendly option compared to truck delivery. E-bikes can navigate through congested city streets, often taking shorter routes that trucks cannot access, and deliver packages quickly without contributing to traffic congestion or air pollution. Additionally, E-bikes are often cheaper to operate and maintain than trucks. We expect that other large densely populated cities in the United States, such as Miami and Dallas, face similar challenges and will continue to adopt the use of E-bikes, E-motorcycles, and E-scooters to meet their delivery needs.

Our Strengths

Early Entry into the Market:  We entered the EV market early and were able to seize the market opportunities to experience rapid growth. We started our business in 2018 and were able to leverage the potential created by the thriving E-commerce industry. Additionally, the COVID-19 lockdown further amplified the demand for online food and essential item deliveries, creating a favorable environment for the expansion and utilization of EVs, particularly E-bikes, which further accelerated our business growth.

Brand Reputation:  We have a strong brand reputation for consistent delivery of high-quality EV products and excellent customer service. Our brand and retail stores have become reliable business partners for most food delivery workers, especially in New York City. As a result, they have come to recognize our name and trust our services, establishing a loyal customer base for us.

Innovative Products and Services:  We continue to offer innovative, differentiated products and services that help set us apart from our competitors. Since 2018, we have launched over 67 new products and introduced new versions to our existing products with upgrades to design, motor and battery technology. Additionally, we are developing the Fly E-Bike app, which will be used by customers to better manage and enjoy their riding experience. We are also developing the Fly E-Bike Care, an extended warranty program that will provide value-added options for our customers in the near future.

Our Strategies

Our plan to grow our business using the following key strategies:

Enhance our position as a leader in urban mobility:  We believe we are one of the leading providers of urban mobility solutions for New York City, particularly for food and package delivery workers. We intend to leverage this first mover advantage to continue to solidify our market leadership, by enhancing our brand, continuing to innovate, growing our product and service portfolio and expanding our sales network.

Improve brand recognition:  We will maintain our commitment to providing exceptional customer service as a means of further enhancing our brand. We will provide an enhanced shopping experience by effectively managing and upgrading our retail stores. In addition, we plan to open more flagship stores in high-traffic retail locations in New York City and other major cities in the United States to further elevate the quality of our brand messaging. Furthermore, we plan to increase our offerings of accessories, such as introducing more style options to our branded apparel, to further strengthen our customers’ connection to Fly E-Bike. We also intend to collaborate with other lifestyle brands across different industries to further promote our brand image.

Continue our innovation:  We will persist in advancing our product line by incorporating cutting-edge design, optimizing user experience and delivering optimal performance. We are developing our Fly E-Bike app, which we plan to include functions to improve the communication between our customers and our products. Additionally, we plan to launch Fly E-Bike Care in the near future, a service designed to function as an insurance policy and provide customers with continuous maintenance services beyond the manufacturer and battery warranty period.

Expand our sales network: We plan to further expand our sales network in the United States and internationally. As of June 27, 2024, we operate one store in Canada and 39 retail stores in the United States, spanning across the states of New York, Texas, Florida, Washington D.C., California and New Jersey. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future.. We plan to significantly increase our footprint in the United States by opening our stores in additional states. In addition, we intend to enter selected overseas markets that offer identified growth opportunities and favorable government policies, such as South America and Europe.

Diversify our service offerings:  We are planning to broaden our business by leveraging our existing retail stores as logistics hubs for small package delivery. We are currently in the process of seeking business partners, assembling a delivery team and developing an app for the delivery business.

Our Products

We offer a diverse product portfolio that satisfies various demands of our customers and addresses different urban travel scenarios. Following market trends and technological updates, we continuously develop and add new products into our portfolio to meet our customers’ needs. We also regularly introduce upgrades and refreshes to our existing models.

E-motorcycles

Our E-motorcycle category consists of 21 different products, which include a range of E-moped, E-motorcycle and E-tricycle.

E-moped

(Fly-7)	(Fly-10)	(Fly-Pro)

Our E-moped product line is one of our most popular, featuring a range of eight different models. Our E-mopeds can run an average of 20-70 miles on a single charge, with a top speed of 20-38 miles per hour. Additionally, our E-mopeds are capable of holding a payload of 185-400 pounds. Each E-moped offer several standard features, including a remote key fob, alarm system, lockable under-seat storage, front and rear suspension, and a complete lighting package. Some models also offer a USB phone charging port for added convenience. These features make them an ideal choice for delivery workers.

All of our E-mopeds feature a low seat height and large tires, providing excellent stability at all speeds and on all surfaces. Moreover, their electric drivetrain requires no clutch or gears, making them easy to operate for almost anyone.

E-motorcycle

(RZ)	(FTC)	(DY-VNM SL)

We also offer E-motorcycles that are designed for urban commuting and city riding, offering a range of 25-80 miles on a single charge and a top speed of 30-59 miles per hour. They have a payload capacity of 160-400 pounds and feature a powerful electric motor with multiple riding modes to choose from. Additionally, our E-motorcycles are equipped with advanced safety features, including anti-lock brakes and a high-performance suspension system, ensuring optimal handling and rider safety.

E-tricycle

(Fly-Tricycle)

The Fly-Tricycle is an electric three-wheel vehicle that offers three seats. The interior of this vehicle is crafted with high-quality automotive-grade materials, ensuring long-lasting durability. This vehicle can run a range of 43-62 miles on a single charge, with a top speed of 30 miles per hour. Additionally, the Fly-Tricycle is capable of holding a payload of 1,239 pounds.

E-bikes

We currently offer 34 different E-bike products, which include a range of City E-bike, foldable E-bike and standard E-bike.

City E-bike

(City E-Bike)

Our City E-Bike has a range of 15-20 miles on a single charge and a maximum speed of 20 miles per hour. It has a payload capacity of 200 pounds and an under-seat storage area.

Foldable E-bike

(Dolphin E-Bike)	(Air-2)

Our foldable E-bikes, including the Dolphin E-Bike and the Air-2, are versatile and convenient for folding. They are capable of running 20-25 miles on a single charge with a top speed of 23 miles per hour. In addition, our foldable E-bikes have a payload capacity of 250 pounds. They are compact, portable and easy to store, making them a good choice for people who are conscious of space limitations, such as those who live in small apartments in big cities.

Standard E-bike

(Sword Fish E-Bike)	(Rhino)

Our standard E-bikes are designed to be lightweight and come in a variety of different outlook designs, with multiple speed options to choose from. They offer a range of 20-60 miles on a single charge, with a top speed range of 15-32 miles per hour, and have a payload capacity of 180-250 pounds.

E-scooters

Our E-scooter segment currently offers 12 different products, which include the Insurgent E-Scooter, Flytron, H-Max and H-1 models.

(Insurgent E-Scooter)	(Flytron)	(H-Max)	(H-1)

Our E-scooters offer a range of 15-45 miles on a single charge and a top speed range of 15-40 miles per hour. They are also capable of holding a weight range of 250-330 pounds. Additionally, our smart E-scooters are equipped with hydraulic disc brakes made from special alloys. The brake discs are slotted to extend the life of the system. The hardware of the brakes is complemented by the electronic braking system, which provides for intelligent braking and recycling kinetic energy. Certain of our models also employ the combined braking system, which splits braking force between the front and rear discs to shorten the braking distance at higher speeds.

Accessories and spare parts

We offer a comprehensive line of Fly E-Bike branded accessories and spare parts. We also sell traditional bikes.

For accessories, we offer riding gear, such as raincoats, gloves and knee pads, and accessories that can be installed on our products to enhance their functionality, such as storage baskets and tail boxes, smart phone holders, backrests and locks, among others. We also sell branded apparel.

In addition, we provide performance upgrades, including high-performance upgrade components for wheels, shock absorbers, brake calipers and carbon fiber body panels, among others.

Fly E-Bike App

We are currently developing the Fly E-Bike app, which is a management service mobile software for our EVs. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. Once development is completed, the app is expected to include functions such as GPS, navigation, battery and tire pressure management, online shopping, and anti-theft features.

After Sales Services

Our EVs are primarily serviced through our retail stores, which provide repair, maintenance and bodywork services. Our regular maintenance services include exterior check, mechanical structure service, motor system check, electrification service, battery maintenance service, tire pressure check and cleaning services. We also provide other value-added services through our retail stores, including GPS add-on and installation, and theft reporting.

Warranty Policy

Manufacturer Warranty

We offer a three-month limited manufacturer’s warranty on all models of our E-bikes, E-motorcycles and E-scooters. The warranty period starts on the day the product is delivered to the customer. This warranty only covers limited factory defects and minor cosmetic damages. It does not cover misuse or broken parts caused by the user or by any other events.

Battery Warranty

We also offer a three-month warranty on battery for any manufacturer defect in material or workmanship. If a battery becomes faulty within the specified warranty period, we will replace it free of charge.

Fly E-Bike Care

We plan to launch our value-added Fly E-Bike Care program in the near future, which will function as an insurance policy to provide customers with continuous maintenance services beyond the warranty period mentioned above. This program will be designed to offer a wider range of coverage than the manufacturer and battery warranties, including accidental damages caused by customers. Additionally, we intend to add a “Fly E-Bike Care” feature to our app, which will send maintenance reminders to users based on their driving behavior and mileage.

Manufacturing and Assembly

We source a significant portion of our vehicle components from China and the United States. For the years ended March 31, 2024 and 2023, over 50% and 40% of the parts were sourced from China, respectively. For the year ended March 31, 2024 and 2023, we sourced over 40% and over 50% of our vehicle components from the United States, respectively. Although we rely on certain principal vendors in China and the United States for most of our components, we believe there are multiple sources for each of our critical components.

To ensure a secure and reliable supply chain, we have implemented a centralized vendor management system that consolidates all vendor management activities under a centralized team. This approach enables us to streamline our purchasing process, enhance our negotiating power and maintain better relationships with our vendors.

We are currently working with three principal vendors, Depcl Corp.(previously known as Fly Wing E-Bike Inc.), Xiamen Innolabs Technology Co., Ltd. (“XFT”), and Anhui Ineo International Trading Co., Ltd., each of which respectively supplied approximately 36%, 21% and 13% of our accessories and components during the year ended March 31, 2024. During the year ended March 31, 2023, our top three principal vendors included Transpro US Inc., Anhui Ineo International Trading Co., Ltd. and Depcl Corp, each of which respectively supplied approximately 33%, 21% and 12% accessories and components. Our principal vendors are responsible for sourcing all the parts used in our vehicles from various suppliers, and they also oversee the quality control process. We maintain close relationships with our principal vendors to ensure that we have access to high-quality accessories and components for our EVs at competitive prices and receive reliable and timely deliveries. We work closely with them to improve our supply chain efficiency and reduce costs.

Our centralized vendor management system also helps us to manage risk more effectively by identifying potential risks and developing strategies to mitigate them. Rather than dealing with the original suppliers, we monitor the performance of our principal vendors, which enables us to quickly identify and address any problems and manage the supply resources more efficiently. Our system ensures each critical product component is supported by at least three vendors, thereby minimizing the risk of supply chain disruptions. This approach helps us to reduce the risk of supply chain disruptions, which can have a significant impact on our business operations.

After importing the accessories and components, we assemble them into our vehicles in a leased facility located in Brooklyn, New York. For the year ended March 31, 2023, we produced 2,039 E-motorcycles, 5,953 E-bikes and 2,279 E-scooters in this facility. For the year ended March 31, 2024, we produced 8,390 E-motorcycles, 7,638 E-bikes and 3,171 E-scooters at the same facility. In response to the increasing demand for our products, we are currently looking to lease a larger assembling facility to replace our current facility in the near future.

Quality Control

We believe that the quality of our products is crucial to our continued growth. We place great emphasis on quality control and have implemented stringent monitoring and quality control systems to manage our operations.

For the parts sourced from China, we rely on our one of our principal vendors in China, XFT, to monitor the factories responsible for manufacturing these parts used in our vehicles. Its duties include the following:

Factory check:  XFT is responsible for confirming the size, production capacity and certification qualifications of a factory, confirming whether the equipment required for the production line is complete and whether the testing equipment is complete, checking the factory’s quality assurance process and other quality control procedures.

Proofing:  After the samples that meet the requirements are confirmed by XFT and us, they will be sealed as golden samples, and mass production is required to follow the golden sample standard.

Mass production:  Before the start of mass production, the factory is required to develop and review standard operating procedures and quality assurance standards that are acceptable to XFT and us. XFT will closely follow the production process, ensuring that strict quality control measures are implemented at every stage of production. After the mass production starts, XFT will perform the first article inspection to confirm whether the mass production meets the required standards.

Inspection:  After mass production, in addition to requiring the factory to submit a quality control report, XFT will send its own quality control personnel to conduct random inspections on the products according to the corresponding standards of acceptable quality level.

We also source certain parts used in our vehicles from the United States. For these parts, our U.S. principal vendors and our quality control team perform quality control procedures similar to those discussed above for our China-sourced parts. This includes ensuring that the parts meet our quality standards and specifications, as well as conducting regular factory audits and inspections to identify any potential issues, and ensure ongoing compliance with our requirements.

We have not experienced any significant product recall, refunds or other quality control outbreak since we commenced operations.

Sales and Marketing

We have established an omnichannel retail model network to sell our products and provide services to our customers. We currently operate 39 retail stores and work with 80 distributors in the United States to sell our products. In addition, we have our own online store where we promote and sell our products. Our Fly E-Bike app, which is under development, can also become a venue where we can advertise our products. We also leverage our omnichannel retail network to deliver maintenance and repair services at our retail stores and to collect data for business insights.

We focus on promoting awareness of our brand as a lifestyle brand with high-quality smart E-bikes, E-motorcycles and E-scooters. Our brand and products are marketed to retail customers through digital and experiential activities as well as through more traditional promotional and advertising activities. We aim to engage in cost-effective marketing activities by taking advantage of social media and to build an online and offline ecosystem of users that will promote awareness of our brand.

One key component of our strategy is to expand our presence on social media platforms. We currently have accounts on Facebook, Instagram, TikTok and WeChat, on which we frequently post guides, videos and tutorials that educate people on how to use and maintain E-bikes, E-scooters and E-motorcycles, as well as benefits of E-mobility.

In terms of offline marketing, we prioritize in-store promotions and targeted advertising. This includes offering discounts and special deals in our retail stores, as well as using targeted advertising to reach potential customers who are likely to be interested in our products. We also place ads in local newspapers and magazines and distribute flyers on the streets to promote the opening of new stores. Additionally, our products have gained significant visibility among food delivery workers in New York City, who make up the majority of our customer base. The increasing trend of people ordering food delivery, particularly during and after the COVID-19 lockdown, has contributed to the widespread visibility of our products in the cities.

Our Distribution Channels

Retail Distribution Network

Our sales are conducted through both retail stores and distributors.

Out of our 39 retail stores in the United States, 28 are situated in New York, while four are in New Jersey, two in Florida, two in Texas, one in California and one in Washington, D.C. We also operate one retail store in Canada. Our retail stores adopt a consistent design and layout and provide a consistent shopping experience. We closely monitor the sales performance, service level and activities within our retail stores. We will continue to collect store operation data such as consumer traffic flow and traffic flow sources, test drive frequencies and sales conversion rate. This information helps us adjust store-specific retailing and marketing strategies, thereby increasing per store sales.

In terms of our distributors, most of them are located in the United States. Our distributors purchase products from us at a wholesale price, and are responsible for the logistics, warehousing and distribution to other retail stores. We do not charge any initial fees or continuing fees to our distributors. The majority of our distributors make full payments upfront for their orders, which helps us improve cash flow management.

We intend to expand our overseas market and are currently working with one distributor in the Dominican Republic.

Online Distribution Network

All of our products can be purchased on our website, flyebike.com. In addition, we plan to open a second online store focusing on selling gas bikes in the future.

We have adopted an online to offline model that enables us to seamlessly integrate the online and offline networks to provide a cohesive and consistent experience to our customers. The online platform acts as a conduit for influencing customers and directing sales to our retail stores. Our customers can conveniently place orders online and pick up their products at our retail stores.

Our Customers

We acquire customers through multiple channels, including (i) referrals from our existing customers, (ii) our distributors, and (iii) our marketing and promotional activities. Due to our strong brand image, loyal customer base and evolving product portfolio, we believe there are significant growth opportunities across these channels. No customers account for more than 10% of our revenues for the years ended March 31, 2024 and 2023. The majority of our customers are food delivery workers in New York City. This group constitutes approximately 70% and 70%  of our customer base for the year ended March 31, 2023 and 2024, respectively.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). In the ordinary course of our assembling processes, we may use materials or generate waste that are subject to these Environmental Laws.

We endeavor to adhere to all applicable Environmental Laws and act as necessary to comply with these laws. We maintain an environmental and safety program at our facilities. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

Intellectual Property

We currently hold one trademark in the United States, which covers our logo. We also hold four trademarks in China, which cover the names “FLY E-BIKE”, “FLY EBIKE”, “FLYEBIKE” and our logo. Additionally, we have two trademarks in the Dominican Republic covering the name “FLY E-BIKE” and our logo, and one trademark in Panama covering the name “FLY E-BIKE”. All these trademarks are effective from 2022 to 2033. In addition, we have applied for trademark rights for the name “FLY E-BIKE” in Canada, and the application is currently pending.

Other than the trademarks mentioned above, we do not own any patents, copyrights or other intellectual property registrations in the United States. We plan to seek further intellectual property registrations in the United States in the future. We currently also seek to protect our trade secrets and other proprietary information through common law copyright and trademark principles.

Competition

There are numerous companies that sell E-bikes, E-motorcycles and E-scooters in the United States and even more globally. The markets for EVs are highly competitive based on a number of factors, including innovation, performance, price, technology, product features, styling, fit and finish, brand recognition, quality and distribution. We believe our ability to compete successfully in these markets depends on our ability to capitalize on our competitive strengths and build brand recognition.

Many companies, which have greater financial and marketing resources than us, make electric two-wheelers, including Trek Bicycle Corporation, Specialized Bicycle Components, Inc., Specialized Bicycle Components, Inc. and Rad Power Bikes Inc. While we believe we are well positioned in this competitive market, there is no assurance that our vehicles will be successful in the respective markets in which they compete. See “Item 1A. Risk Factors — Risks Related to the Company’s Business, Operations, and Industry — The markets in which we operate are in their infancy and highly competitive, and we may not be successful in competing in this industry.”

Regulation

We are subject to a wide variety of laws and regulations in the United States. These laws and regulations govern various items directly or indirectly related to our business, such as labor and employment, anti-discrimination, product liability, vehicle defects, vehicle maintenance and repairs, personal injury, rider text messaging, service payments, consumer protection, taxation, privacy, data security, intellectual property, competition, terms of service, mobile application accessibility, insurance, money transmittal, and environmental, health and safety. They are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

The micromobility industry is relatively nascent and rapidly evolving. New laws and regulations continue to be adopted, implemented, interpreted and iterated upon in response to our growing industry and associated technology. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that (i) we are subject to additional requirements or (ii) we are prohibited from conducting our business in certain jurisdictions.

Our products may also be subject to various environmental, health, and safety regulations, including, but not limited to, those regarding product safety and waste management. For example, we are subject to environmental laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release of the hazardous substance occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and seek to recover costs incurred from the responsible classes of persons. In the course of ordinary operations, we, through third parties and contractors, may handle hazardous substances within the meaning of CERCLA and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We may also be subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes for the generation, storage, or disposal of solid wastes, which may include hazardous wastes. RCRA regulates both solid and hazardous wastes, but, in particular, imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In addition, federal and state laws may require or otherwise regulate the reuse and recycling of batteries, including lead-acid and lithium-ion batteries, used in our products.

Certain of our products are also regulated by the U.S. Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws. CPSC can require the manufacturer of products containing a safety defect to recall or repurchase such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities, and other countries in which we sell our products.

Certain of our products are also regulated by the National Highway Traffic Safety Administration (“NHTSA”) pursuant to various federal laws and regulations. NHTSA can require the manufacturer of motor vehicles or motor vehicle equipment containing a safety defect to recall or repurchase such products and may also impose fines or penalties on the manufacturer. Certain of our products are also regulated by EPA, and the California Air Resources Board (“CARB”) for products sold in California. EPA and CARB can require the manufacturer to recall or repurchase vehicles that are uncertified or that contain an emission-related defect and may also impose fines or penalties on the manufacturer.

In addition, some of our products may be subject to local laws and regulations. For instance, in March 2023, the New York City Council amended its administrative code to require that all powered bicycles, powered mobility devices including electric scooters, and storage batteries for such mobility devices distributed, sold, leased, rented, or offered for sale, lease, or rental in New York City must be certified as compliant with the applicable Underwriter Laboratories (UL) standard, which is a widely recognized standard for safety in electrical products in the United States. The law became effective in September 2023.

Additionally, because we receive, use, transmit, disclose, and store personally identifiable information and other data relating to users on our platform, we are subject to numerous local, municipal, state, federal, and international laws and regulations that address privacy, data protection, and the collection, storing, sharing, use, transfer, disclosure, and protection of certain types of data. Such regulations include the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, the U.S. Federal Health Insurance Portability and Accountability Act of 1996 and Section 5(a) of the Federal Trade Commission Act of 1914.

We plan to sell and distribute our vehicles internationally through international distributors. As such, we will be subject to the local laws of each jurisdiction in which we sell our vehicles. These regulations may result in increased costs and expenses, which may materially and adversely affect our business, results of operations or financial condition.

Employees

As of June 27, 2024, we had 84 employees, consisting of 57 full-time employees and 27 part-time employees.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any significant labor disputes.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to the Company’s Business, Operations, and Industry

We may be unable to meet our growing production plans and delivery plans, any of which could harm our business and prospects.

In order to meet the increasing demand of our products, we plan to open more stores in the future. Our plans call for achieving and sustaining increases in vehicles production and deliveries. Our ability to achieve these plans will depend upon a number of factors, including our suppliers’ ability to support our needs and our ability to utilize our current assembling capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

We are dependent on certain principal vendors in China for a significant portion of our vehicle components, and the inability of these vendors to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

We source a significant portion of our vehicle components from China and then assemble these parts into our products in the United States. We rely on certain principal vendors who help us source and supply parts used in our vehicles from various suppliers in China. We currently do not maintain long-term contracts with our suppliers and vendors. While we believe our contract management processes are strong, we nevertheless could experience difficulties.

If our principal vendors decide to terminate their partnership with us, experience sourcing failures, or otherwise become unable to provide us with the necessary components in sufficient quantities, in a timely manner, and on acceptable terms, we may have to delay the production and sale of our products or find an alternative vendor. Any significant unanticipated demand would require us to procure additional components in a short amount of time. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products.

In addition, as a result of COVID-19, normal economic life throughout China was sharply curtailed and there were disruptions to normal operation of businesses in various areas. For example, in 2022, when China rigorously enforced its “Zero-COVID” policy, some manufacturing facilities were closed and work at other facilities was curtailed in many places where we sourced our vehicle components. Some of our vendors had to temporarily close a facility for disinfecting after employees tested positive for COVID-19, and others faced staffing shortages from employees who were sick or apprehensive about coming to work. Further, the ability of our vendors to ship their goods to us became difficult as transportation networks and distribution facilities reduced capacity, all of which caused an increase in shipping costs and time and affected the availability of inventories to meet our sales demand.

Although the anti-pandemic policies have been lifted in China since the beginning of 2023, it is uncertain whether the Chinese government will mandate similar restrictive policies and measures again in the future. Furthermore, the lingering impacts of the global pandemic may continue adversely affecting our supply chain, which in turn may materially and adversely affect our business and results of operations. Although our business operations were not materially impacted because of measures we took during the lockdown period in 2022 in China, which included increasing order quantities for vehicle components and maintaining higher inventory levels, as well as avoiding heavy reliance on a single vendor, there can be no assurance as to whether and to what extent these mitigation measures will be effective in the event of future supply chain disruptions. Maintenance of high inventories can increase our costs and involve other risks. See “Item 1A. Risk Factors — Risks Related to the Company’s Business, Operations, and Industry — Changes in our supply chain may result in increased cost. If we are unsuccessful in our efforts to control and reduce supplier costs and manage inventory at optimal levels, our operating results will suffer.” In addition, if we encounter unexpected difficulties with our principal vendors, and if we are unable to fill these needs from other vendors in a timely manner, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles. The loss of any vendors or the disruption in the supply of components from these vendors could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

We rely on third parties for quality control on the parts sourced from China.

We rely on one of our principal vendors in China to monitor the factories manufacturing the parts sourced from China for use in our vehicles. We have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our principal vendor fails to perform its duties, including proper inspections on sample products before mass production, the third-party manufacturers may fail to manufacture our product components according to our schedule and requirements or at all. The quality of our products is crucial to our continued growth. If our principal vendor fails to perform its supervising and inspecting duties properly, our final products could have quality issues, which could result in product recall, return of products and potential lawsuits against us if our products cause any injuries or damages due to the quality issues. Any occurrence of the foregoing could hurt our relationship with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Our success will depend on our ability to economically produce our vehicles at scale, and our ability to produce vehicles of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our business success will depend in large part on our ability to economically produce, market and sell our vehicles at sufficient capacity to meet the demands of our customers. We will need to scale our production capacity in order to successfully implement our growth strategy.

We currently have one facility in which we assemble all of our products in Brooklyn, New York. We have no experience in large-scale production of our vehicles, and we do not know whether we will be able to develop efficient, automated, low-cost production capabilities and processes, such that we will be able to meet the quality, price and production standards, as well as the production volumes, required to successfully market our vehicles and meet our business objectives and customer needs. Any failure to develop and scale our production capability and processes could have a material adverse effect on our business, prospects, financial condition and operating results.

Changes in our supply chain may result in increased cost. If we are unsuccessful in our efforts to control and reduce supplier costs and manage inventory at optimal levels, our operating results will suffer.

As we plan to continue expanding our business, we expect to include more products and their components in our inventory, which will make it more challenging for us to manage our inventory effectively and will put more pressure on our warehousing system. Maintaining excessive inventory levels beyond customer demand can lead to higher inventory carrying costs. High inventory levels may also require us to commit substantial capital resources, preventing us from using that capital for other important purposes. On the other hand, if we underestimate customer demand or encounter delays from our vendors in supplying vehicle components promptly, we may face inventory shortages. This could potentially compel us to procure vehicle components at higher costs, leading to a backorder situation or unfulfilled customer orders, which could lead to potential cancellations or loss of customers to competitors and negatively impact our brand image and reputation.

There is no assurance that our suppliers will ultimately be able to meet our cost, quality and volume needs, or do so on a timely basis. Furthermore, as the volume of our sales increases, we will need to accurately forecast, purchase and warehouse components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, or storage, transportation and write-off costs. Any of the above could have a material adverse effect on our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply, or shortage of materials used to manufacture the component parts used in our vehicles, including potential risks stemming from the conflict between Russia and Ukraine, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of similar products by our competitors, and could adversely affect our business and operating results. These risks include:

●	an increase in the cost, or decrease in the available supply, of materials used in the battery packs;

●	tariffs on the materials we source in China; and

●	fluctuations in the value of the Chinese Renminbi against the U.S. dollar as our purchases for the components of our products are denominated in Chinese Renminbi.

Disruption in our supply chain and rising prices of raw materials as a result of the conflict between Russia and Ukraine may also negatively impact our businesses. In February 2022, Russian military forces launched a military action in Ukraine. The ongoing military action between Russia and Ukraine, sanctions and other measures imposed against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic by the U.S. and other countries and bodies around the world, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, has in the past and in the future could continue to adversely affect the global economy and financial markets and could adversely affect our business, prospects, financial condition and operating results. Additional potential sanctions and penalties have also been proposed and/or threatened. Although our operations have not experienced a material adverse impact on supply chain or other aspects of our business from the ongoing conflict between Russia and Ukraine, during times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks that could materially disrupt our operations, supply chain, and ability to produce, sell and distribute our products. We cannot predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, could result in increases in commodity, freight, logistics and input costs and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Substantial increases in the prices for our materials or prices charged to us would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices in response to increased material costs could result in cancellations of vehicle orders and therefore materially and adversely affect our brand, business, prospects, financial condition and operating results.

Our vehicles may not perform in line with customer expectations.

Our vehicles may not perform in line with customers’ expectations. For example, our vehicles may not have the durability or longevity of other vehicles in the market, and may not be as easy and convenient to repair as other vehicles on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, prospects, financial condition and operating results.

In addition, the range of our vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. For example, a customer’s use of his or her electric vehicle as well as the frequency with which he or she charges the battery can result in additional deterioration of the battery’s ability to hold a charge. Furthermore, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. If any of our vehicles fail to perform as expected, we may need to delay deliveries, initiate product recalls and provide servicing or updates under warranty at our expenses, which could materially and adversely affect our brand, business, prospects, financial condition and operating results.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt electric vehicles.

Demand for our products depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new electric vehicles and technologies. As our business grows, economic conditions and trends will impact our business, prospects and operating results as well.

Demand for our electric vehicles may also be affected by factors directly impacting the price or the cost of purchasing and operating electric vehicles such as sales and financing incentives, prices of raw materials, parts and components and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results.

In addition, the demand for our vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric vehicles in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, price and other competition, evolving government regulation and industry standards and changing consumer demands and behaviors.

Other factors that may influence the adoption of new energy vehicles, and specifically electric vehicles, include:

●	perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other companies;

●	perceptions about vehicle safety in general;

●	the limited range over which electric vehicles may be driven on a single battery charge and the speed at which batteries can be recharged;

●	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

●	the availability of service for electric vehicles;

●	the environmental consciousness of consumers;

●	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and

●	macroeconomic factors.

Any of the factors described above may cause current or potential customers not to purchase our electric vehicles and use our services. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be affected.

The electric mobility industry is subject to rapidly changing and often complex regulatory environments.

The electric mobility industry is subject to rapidly changing and often complex regulatory environments at local, state, national, and international levels. Evolving regulations related to safety standards, emissions, licensing, and operational requirements can have a substantial impact on our business operations and profitability. Compliance with these changing regulations may necessitate costly modifications to our products, business processes, or market strategies, which could lead to increased expenses and delays in product development and market entry. Failure to navigate and adhere to evolving regulations adequately could result in legal and financial liabilities, damage to our reputation, and potential market restrictions. Furthermore, inconsistency in regulations between different jurisdictions may create challenges in maintaining uniform business practices and product offerings, increasing our exposure to regulatory risks. Furthermore, a significant portion of our customer base comprises food delivery workers, and if leading food delivery platforms like Uber Eats and DoorDash impose new requirements on the type of electric vehicles they allow, non-compliance on our part could result in the loss of these customers. While we believe we are presently in compliance with applicable laws and regulations in our operating regions, there can be no assurance that we can always promptly adapt to the rapidly changing regulatory environment. If we fail to effectively adjust to the changing regulatory landscape and comply with applicable laws and regulations in our operating regions, our business, prospects, financial condition and operating results would be materially and adversely affected.

We may be unable to adequately control the costs associated with our operations.

We expect to incur significant costs which will impact our profitability, including research and development expenses as we roll out new models and improve existing models, raw material procurement costs and selling and distribution expenses as we build our brand and market our vehicles. Our ability to remain profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and services, our business, prospects, financial condition and operating results would be materially and adversely affected.

We may not succeed in establishing, maintaining and strengthening our brand, which could materially and adversely affect customer acceptance of our products, which could in turn materially affect our business, results of operations or financial condition.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Fly E-Bike brand. If we are unable to establish, maintain and strengthen our brand, we may lose the opportunity to build and maintain a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. Failure to develop and maintain a strong brand could materially and adversely affect customer acceptance of our vehicles, could result in suppliers and other third parties being less likely to invest time and resources in developing business relationships with us, and could materially adversely affect our business, prospects, financial condition and operating results.

We have a relatively short operating history, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face.

Our business is relatively new and rapidly evolving. We first launched our business in 2018 and have a limited operating history. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. Risks and challenges we have faced or expect to face as a result of our relatively limited operating history and evolving business model include our ability to:

●	make operating decisions and evaluate our future prospects and the risks and challenges we may encounter;

●	forecast our revenue and budget for and manage our expenses;

●	attract new customers and retain existing customers in a cost-effective manner;

●	comply with existing and new or modified laws and regulations applicable to our business;

●	manage our business assets and expenses;

●	plan for and manage capital expenditures for our current and future offerings and manage our supply chain and supplier relationships related to our current and future offerings;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	effectively manage our growth and business operations;

●	successfully expand our geographic reach;

●	hire, integrate and retain talented people at all levels of our organization; and

●	successfully develop new features, offerings and services to enhance the experience of customers.

If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, prospects, financial condition and operating results could be adversely affected.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the year ended March 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management.

In response to the material weaknesses identified for the year ended March 31, 2024, we are in the process of implementing a number of measures to address the material weaknesses identified, including but not limited to (i) hiring additional qualified accounting and financial personnel with appropriate knowledge and experience in U.S. GAAP accounting and SEC reporting; (ii) organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements; and (iii) regularly conducting checks on the IT software we utilize to ensure its proper functionality, and arranging training sessions for our IT staff. We also plan to adopt additional measures to improve our internal control over financial reporting, including, among others, creating a U.S. GAAP accounting policies and procedures manual, which will be maintained, reviewed and updated, on a regular basis, to the latest U.S. GAAP accounting standards, strengthening corporate governance as well as general control over our information technology. While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting, to prevent the identification of significant deficiencies in the future or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required of public companies could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

The markets in which we operate are in their infancy and highly competitive, and we may not be successful in competing in this industry.

The market of electric two-wheel vehicles is in its infancy, and we expect it will become more competitive in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new companies, as well as other companies, have entered or are reported to have plans to enter the electric vehicle market. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicles sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

An adverse determination in any significant product liability claim against us could materially adversely affect our business, results of operations or financial condition.

The development, production, marketing, sale and usage of our vehicles will expose us to significant risks associated with product liability claims. As a provider of consumer products, we are, from time to time, subject to civil litigation regarding those products, including in publicly-available court filings. Our business is vulnerable to product liability claims, and we may face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. If our products are defective, malfunction or are used incorrectly by our customers, it may result in bodily injury, property damage or other injury, including death, which could give rise to product liability claims against us. For example, our certain EVs use lithium-ion batteries, which, if not appropriately managed and controlled, can rapidly release energy by venting smoke and flames that can ignite nearby materials. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to product liability claims against us and potentially a safety recall. Any losses that we may suffer from any liability claims and the effect that any product liability litigation may have upon the brand image, reputation and marketability of our products could have a material adverse impact on our business, results of operations or financial condition. No assurance can be given that material product liability claims will not be made in the future against us, or that claims will not arise in the future in excess or outside of our insurance coverage and contractual indemnities with suppliers and manufacturers. We may not be able to obtain adequate product liability insurance for our existing or new products or the cost of doing so may be prohibitive. Adverse determinations of material product liability claims made against us could also harm our reputation and cause us to lose customers and could have a material adverse effect on our business, prospects, financial condition and operating results.

We are dependent upon our executives for their services and any interruption in their ability to provide their services could cause us to cease operations.

The loss of the services of our CEO could have a material adverse effect on us. We do not maintain any key man life insurance on our executives, including our CEO. The loss of the services of any of our executive management could impair our ability to execute our business plan and growth strategy, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, prospects, financial condition and operating results will be adversely affected.

Our management team does not have any experience in operating a publicly traded company.

While our management team has a wide breadth of business experience, none of our executive officers have held an executive position at a publicly traded company. Given the onerous compliance requirements to which public companies are subject, there is a chance our executive officers will fail to perform at a level expected of public company officers. In such an event, the Company’s share price could be adversely effected. The management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. In addition, the development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling, incorporating certain components into, or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

●	redesign our vehicles or other goods or services; or

●	establish and maintain alternative branding for our products and services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

If we are unable to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights, our reputation may be harmed, we may be subject to litigation, and our business may be adversely affected.

Our future success and competitive position depend on our ability to establish, maintain, protect and enforce our intellectual property and proprietary rights. We currently hold one trademark in the United States. Other than that, we do not own any issued patents, copyright nor other intellectual property registrations in the United States. We also seek to protect our trade secrets and other proprietary information through common law copyright and trademark principles, but these actions may be inadequate. The steps we have taken and will take may not prevent unauthorized use, reverse engineering or misappropriation of our technologies and we may be unable to detect any of the foregoing. Our lack of intellectual property protection in the United States may restrict our ability to protect our technologies and processes from competition. Defending and enforcing our intellectual property rights may result in litigation, which can be costly and divert management attention and resources. We plan to apply for patents, additional trademarks and other intellectual property registrations in the United States in the future to protect our brand and technologies. However, the intellectual property application process is complex and can be time-consuming. Even after investing significant resources in preparing and filing an application, there is no guarantee that it will be granted. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our cloud services. Any of these events could have a material adverse effect on our business, prospects, financial condition and operating results.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in future intrusions into or compromise of our networks and technology systems.

Our systems, website, data (wherever stored), software or networks and those of third-party suppliers and service providers, are vulnerable to security breaches, including unauthorized access, computer viruses or other malicious code and other cyber threats that could have a security impact. We, our third-party suppliers and service providers may not be able to anticipate evolving techniques used to effect security breaches (which change frequently and may not be known until launched), or prevent attacks by hackers, including phishing or other cyber-attacks, or prevent breaches due to employee error or malfeasance, in a timely manner or at all. Cyber-attacks have become far more prevalent in the past few years, potentially leading to the theft or manipulation of confidential and proprietary information or loss of access to, or destruction of, data on our or third-party systems, as well as interruptions or malfunctions in our or third parties’ operations. If a breach occurs within the supply chain, disjointed or delayed response efforts can exacerbate the impact, prolong recovery time, and increase potential damage to our operations and reputation. In addition, at present, there are no existing contractual agreements delineating cybersecurity responsibilities between our company and our suppliers or service providers. This absence of clear terms poses a risk wherein disputes regarding liability and accountability in the event of a security breach may emerge. Such disputes could potentially result in legal complexities, financial losses, and impeded incident resolution within our supply chain.

We have taken and are taking steps to monitor and enhance the security of our information technology systems. Furthermore, our board of directors schedules periodic discussions with management regarding significant risk exposures, including risks related to data privacy and cybersecurity, and assists in taking steps to mitigate the risk of cyberattacks on us. However, the techniques used by cyber criminals change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques, implement adequate preventive measures for all of them or remediate any unauthorized access on a timely basis. All preventive measures, as well as additional measures that may be required to comply with rapidly evolving security standards and protocols imposed by law, regulation, industry standards or contractual obligations, may cause us to incur substantial expenses. Any unauthorized access into our customers’ sensitive information, data belonging to us or our vendors or employee data, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers’, vendors’ and employees’ confidence in us and subject us to investigations, required notifications, potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our brand, business, prospects, financial condition and operating results.

Potential tariffs and other restrictions on trade could increase our costs and could further increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

We source a significant portion of our vehicle components from China. The application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. We cannot predict what additional actions, if any, may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by the China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. The additional tariffs imposed on components or equipment that we source from China will increase our costs and could have an adverse impact on our operating results and financial conditions in future periods.

We may be unable to improve our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers unless we can successfully enhance existing products, develop new innovative products and distinguish our products from our competitors’ products through innovation and design. Product development requires significant financial, technological and other resources. There can be no assurance that we will be able to incur a level of investment in research and development that will be sufficient to successfully make us competitive in product innovation and design. In addition, even if we are able to successfully enhance existing products and develop new products, there is no guarantee that the markets for our existing products and new products will progress as anticipated. If any of the markets in which our existing products compete do not develop as expected, our business, prospects, financial condition and operating results could be materially adversely affected.

We have limited experience servicing our vehicles, and if we are unable to address the service requirements of our customers, our business could be materially and adversely affected.

We have limited experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing traditional vehicles and requires specialized skills, including training and servicing techniques for electric vehicles. If we are unable to successfully address the servicing requirements of our customers or establish a market perception that we maintain high-quality support, our reputation could be harmed, we may be subject to claims from our customers, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business, results of operations or financial condition.

We provide a three-month warranty against defects for our EVs and three-month warranty on the battery. Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. We will record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations or financial condition.

In addition, we may in the future be required to make product recalls or could be held liable in the event that some of our products do not meet safety standards or statutory requirements on product safety, even if the defects related to any such recall or liability are not covered by our limited warranty. The repair and replacement costs that we could incur in connection with a recall could have a material adverse effect on our business, results of operations or financial condition. Product recalls could also harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products, which could have a material adverse effect on our business, prospects, financial condition and operating results.

If our vehicle owners customize our vehicles or change the charging infrastructure with aftermarket products, the vehicle may not operate properly, which may create negative publicity and could harm our business.

Electric vehicle enthusiasts may seek to “hack” our vehicles to modify their performance, which could compromise vehicle safety systems. Also, customers may customize their vehicles with after-market parts that can compromise driver safety. We do not test, nor do we endorse, such changes or products. In addition, the use of improper external cabling or unsafe charging outlets can expose our customers to injury from high voltage electricity. Such unauthorized modifications could reduce the safety of our vehicles and any injuries resulting from such modifications could result in adverse publicity which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Risks Related to Our Common Stock

An active, liquid and orderly trading market for our common stock may not develop or be maintained, and our stock price may be volatile.

We cannot predict the nature of the market for our common stock, and we cannot assure you that an active, liquid or orderly trading market for our common stock will be maintained. To the extent that an active market does not develop, you may have difficulty in selling any shares of our common stock. If there is no active, liquid or orderly market for our common stock, the reported bid and asked price at the time you seek to purchase or sell shares may not reflect the price at which you could either buy or sell shares of our common stock.

Our directors and executive officers will continue to exercise significant control over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of our directors and executive officers is in the aggregate, approximately 68.5% of our outstanding common stock as of the date of this annual report. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among one or more of these stockholders may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our company; (2) impeding a merger, consolidation, takeover or other business combination involving our company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Our management will have broad discretion in application of the net proceeds of the IPO and may not use these proceeds effectively.

Our management will have considerable discretion in the application of the net proceeds of the IPO. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds of the IPO. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the IPO in a manner that does not produce income or that loses value.

A portion of the compensation to our senior executive officers may not be deductible, which may increase our taxes.

Section 162(m) of the Internal Revenue Code limits the deduction that public companies may take for annual compensation paid to its chief executive officer, chief financial officer and the three other most highly compensated officers, who are referred to as “covered employees.” All compensation in excess of $1.0 million paid to a covered employee, including post termination compensation and death benefits, may be nondeductible for federal income tax purposes. In the event that the compensation we pay to any covered employee exceeds $1.0 million, such excess may not be deductible which, if our operations are profitable, could increase our income taxes and reduce our net income, which could negatively affect the price of our stock.

As an emerging growth company, we are exempt from the requirements under the Sarbanes-Oxley Act that a public accounting firm attest as to internal controls, and we lack the financial controls and safeguards required of public companies.

We do not have the internal infrastructure necessary, and are not required, to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes Oxley Act of 2002. There can be no assurance that there are no significant deficiencies or material weaknesses in the quality of our financial controls. We expect to incur additional expenses and diversion of management’s time if and when it becomes necessary to perform the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We may not meet continued listing standards on the Nasdaq Capital Market.

The Nasdaq Capital Market requires companies to fulfill specific requirements in order for their shares to continue to be listed. In order to qualify for continued listing on the Nasdaq Capital Market, we must meet certain criteria, including the following:

●	Our stockholders’ equity must be at least $2,500,000; or the market value of our listed securities must be at least $35,000,000; or our net income from continuing operations in our last fiscal year (or two of the last three fiscal years) must have been at least $500,000;

●	The market value of our publicly held shares must be at least $1,000,000;

●	The minimum bid price for our shares must be at least $1.00 per share;

●	We must have at least 300 stockholders;

●	We must have at least 500,000 publicly held shares;

●	We must have at least 2 market makers; and

●	We must have adopted Nasdaq-mandated corporate governance measures, including a board of directors comprised of a majority of independent directors, an Audit Committee comprised solely of independent directors and the adoption of a code of ethics among other items.

If our shares are delisted from the Nasdaq Capital Market at some later date, our stockholders could find it difficult to sell our shares. In addition, if our common stock is delisted from the Nasdaq Capital Market at some later date, we may apply to have our common stock quoted on the Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the Nasdaq Capital Market. In addition, if our common stock is not so listed or are delisted at some later date, our common stock may be subject to the “penny stock” regulations. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. If our common stock is not so listed or is delisted from the Nasdaq Capital Market at some later date or become subject to the penny stock regulations, it is likely that the price of our shares would decline and that our stockholders would find it difficult to sell their shares.

The price of our common stock may be volatile and fluctuate substantially and rapidly, which could result in the loss of a significant part of your investment.

The market price of our common stock may fluctuate substantially and rapidly and may be higher or lower than the public offering price. The stock market, in general, and the market for smaller companies such as ours, in particular, have experienced extreme price and volume fluctuations. Such volatility, including any stock-run up, may be unrelated or disproportionate to the actual or expected operating performance and financial condition or prospects of those companies, making it difficult for the investors to assess the rapidly changing value of our common stock. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on Nasdaq as a result of the limited public float available following the IPO. The market price for our common stock may be influenced by many factors, including:

●	limited trading volume;

●	our success in commercializing our products;

●	developments with respect to competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, commercialization timelines or recommendations by securities analysts;

●	variations in our financial results or the financial results of companies that are perceived to be similar to us;

●	sales of common stock by us, our executive officers, directors or principal stockholders or others;

●	general economic, industry and market conditions, such as the impact of the COVID-19 pandemic on our industry;

●	the publication of unfavorable research reports and updates thereto by financial analysts; and

●	the other factors described in this “Risk Factors” section.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We will incur increased costs as a result of being a publicly traded company.

As a company with publicly traded securities, we will incur additional legal, accounting and other expenses not presently incurred. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules promulgated by the SEC and the national securities exchange on which we list, requires us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations will increase our legal and financial compliance costs.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company”, (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. We will take advantage of these exemptions. In addition, an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of this initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if we become a large accelerated filer, (2) if our gross revenue exceeds $1.235 billion in any fiscal year, or (3) if we issue more than $1.0 billion in non-convertible notes in any three year period. We cannot assure you that we will be able to take advantage of all of the benefits of the available to emerging growth companies.

We are a “smaller reporting company” and, even if we no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. Smaller reporting companies may choose to present only the two most recent fiscal years of audited financial statements in their annual reports on Form 10-K and have reduced disclosure obligations regarding executive compensation and, if a smaller reporting company has less than $100 million in annual revenue, it would not be required to obtain an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. We will remain a smaller reporting company until the last day of any fiscal year for so long as either: (i) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250 million measured on the last business day of our second fiscal quarter; or (ii) our annual revenues is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may make the comparison of our financial statements with other public companies difficult or impossible.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. As a result, investors will be reliant upon capital appreciation for any returns on their investment in the shares of our common stock.

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

As of June 27, 2024, there are 17,160,000 shares of restricted common stock, which constitute approximately 69.8% of our outstanding common stock, may be eligible for sale pursuant to Rule 144 at various times, subject to limitations provided by Rule 144 and lock-up agreements which our stockholders, including our directors and officers, who hold 16,830,000 shares have signed lock-ups for period of 180 days from the closing of the IPO, which expires on December 2, 2024, release from the lock-up restriction at the discretion of the underwriters. If the managing underwriter of our initial public offering, waives or releases parties to the lock-up, the market price for our common stock could be adversely impacted.

We intend to file a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our equity incentive plan or pursuant to stock options. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction other than those restrictions imposed on sales by affiliates pursuant to Rule 144.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with any acquisition we may make), or the perception that such sales, including sales by our existing stockholders pursuant to Rule 144, could occur, may adversely affect prevailing market prices of our common stock.

Because our directors and executive officers own or have the right to vote approximately 68.5% of our outstanding common stock, they may be able to elect all directors, approve all matters requiring stockholder approval and block any action which may be beneficial to stockholders.

As of June 27, 2024, our directors and executive officers beneficially own approximately 68.5% of our outstanding common stock. Our bylaws provide that a majority of the aggregate voting power of the stock issued and outstanding and entitled to vote constitutes a quorum for a meeting of stockholders. As a result, they may have the ability to elect all of our directors and to approve actions requiring stockholder approval as well as to prevent any action from being taken which they oppose even if such action would benefit stockholders.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our amended and restated certificate of incorporation (as amended) and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of us or changes in its management that the stockholders may deem advantageous. These provisions include the following:

●	establish a classified board of directors so that not all members of our board of directors are elected at one time;

●	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

●	provide that directors may only be removed for cause;

●	require super-majority voting to amend some provisions in our bylaws;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of the stockholders;

●	provide that the board of directors is expressly authorized to amend or repeal our bylaws;

●	restrict the forum for certain litigation against the Company to Delaware; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our amended and restated certificate of incorporation (as amended) or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our management is required to devote a substantial amount of time to comply with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of our management do not have significant experience in addressing these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Among other things, our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our compliance with these requirements will require that it incur substantial accounting and related expenses and expend significant management efforts. We will need to hire additional accounting and financial staff to comply with public company regulations. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to us.

Moreover, because we have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our company diligently monitors cybersecurity risks, conducting annual reviews at senior management levels and, when necessary, with the Audit Committee to update the Board of Directors. Currently, we believe there are no significant cybersecurity threats that pose a material risk to our business strategy, operations, or financial condition.

To safeguard data confidentiality, integrity, and accessibility, we have established processes for assessing, identifying, and managing cybersecurity risks. We plan to create a technology officer role with specialized security expertise to oversee information security ("IT") and implement comprehensive risk management procedures. These measures are expected to include response plans, regular system tests, third-party reviews, incident simulations, and ongoing refinement of policies and procedures to mitigate risks.

Our primary strategy for mitigating cyber risks involves storing sensitive data with trusted third-party providers who meet stringent audit and security standards. We collaborate with third-party vendors who comply with various industry standards such as SOC.

We intend to engage a third-party service provider to monitor our network and provide prevention, detection, correlation, investigation, and response to any security incidents, promptly notifying management of any potential issues. We maintain backup data to facilitate recovery in the event of data loss or a disaster.

Item 2. Properties

Our corporate and executive offices are located in a leased facility in 136-40 39th Avenue, Flushing, NY 11354, where we lease approximately 2,500 square feet of under a lease that is due to expire on October 31, 2024 at a current annual rent of approximately $0.3 million. In addition, we lease a warehouse in Maspeth, New York, where we assemble all of our vehicles. The warehouse, which is approximately 52,264 square feet, is under one lease that is due to expire on April 30, 2029, at a current annual rent of approximately $1.2 million.

We believe our facilities are sufficient to meet our needs in the near term, as we expand our operations, we may require additional space in which to assemble our vehicles and we do not have any commitments for such space. All of our retail stores are leased. For the year ended March 31, 2024 and 2023, we paid an aggregate of $2.4 million and $1.7 million, respectively, for the spaces used for retail stores.

AOFL LLC, a wholly owned subsidiary of the Company, entered into a purchase agreement to purchase a property to be used as an office, located at 136-40 39th Avenue, Flushing, New York, for a total purchase price of approximately $3.6 million. The closing is expected to occur in the third quarter of 2024.

Item 3. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. As a provider of consumer products, we are, from time to time, subject to civil litigation regarding those products, including in publicly-available court filings. We are not currently a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Nasdaq Capital Market on June 6, 2024 under the symbol FLYE.

Stockholders

As of June 27, 2024, we had 12 stockholders of record.

Transfer Agent

VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, is the transfer agent for our common stock.

Dividends

We have never declared or paid any cash or other dividends or distributions on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Use of Proceeds from Our Initial Public Offering

On June 7, 2024, we closed our IPO of 2,250,000 shares of our common stock at the price of $4.00 per share, resulting in net proceeds to us of $7.9 million after deducting underwriting discounts and commissions and offering expenses. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-276830), which was declared effective by the Securities and Exchange Commission on May 14, 2024. The Benchmark Company, LLC acted as representative of the underwriters. We paid the underwriters in aggregate approximately $0.7 million in underwriting commissions and incurred offering expenses of approximately $0.3 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus. No proceeds were used for the year ended March 31, 2024. As of June 27, 2024, we used approximately $4.2 million, $0.2 million, and $1.1 million for purchase of inventory and production costs, software development, and working capital, respectively. The balance is being held in short-term interest-bearing deposits and securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this annual report. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Overview

We are an EV company that is principally engaged in designing, installing and selling E-motorcycles, E-bikes, E-scooters and related accessories under the brand “Fly E-Bike.” At Fly E-Bike, our commitment is to encourage people to incorporate eco-friendly transportation into their active lifestyles, ultimately contributing towards building a more environmentally friendly future.

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of June 27, 2024, we have 40 stores, including 39 stores in the U.S and one store in Canada. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan to expand our presence in the United States and extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of June 27, 2024, we offered 21 E-motorcycle products, 21 E-bike products and 34 E-scooter products.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services, for example enterprise resource planning system (“ERP system”). As of March 31, 2024, the Company paid $1,279,000 to DFT as prepayment for software development.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Brooklyn, New York. For the year ended March 31, 2023, we produced 2,039 E-motorcycles, 5,953 E-bikes and 2,279 E-scooters at this facility. For the year ended March 31, 2024, we produced 8,390 E-motorcycles, 7,638 E-bikes and 3,171 E-scooters at the same facility. In response to the increasing demand for our products, we are currently looking to lease a larger assembling facility to replace our current facility in the near future.

Recent Developments

Stock Split

In April 2024, we effected a stock split of our authorized and all issued and outstanding shares of our common stock and preferred stock at a split ratio of 1-for-110,000, where the par value of the Company’s common stock remained unchanged at $0.01 per share, and the number of authorized shares of the Company’s capital stock was increased from 440 to 48,400,000, with the number of authorized shares of common stock and preferred stock being increased from 400 to 44,000,000 and from 40 to 4,400,000, respectively. The issued and outstanding common stock and preferred stock increased at a split ratio of 1-for-110,000. The share number and related data in this annual report has been updated to reflect the stock split referenced above.

Initial Public Offering

On June 7, 2024, we sold 2,250,000 shares of common stock, at a price of $4.00 per share in our IPO. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 30-day option to purchase an additional 337,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by us from our initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. We also issued to The Benchmark Company, LLC, the representative of the underwriters, and its designees warrants to purchase 129,375 shares.

Impact of COVID-19

The United States Center for Disease Control announced that the COVID-19 public health emergency ended in May 2023, with the result that the COVID restrictions in the United States are no longer in effect and restrictions have been terminated worldwide. Although the anti-pandemic policies have been eased in China since the beginning of 2023, it is uncertain whether the Chinese government will tighten its restrictive policies and measures again in the future. Furthermore, the lingering impacts of COVID-19 may continue adversely affecting our supply chain, which in turn may materially and adversely affect our business and results of operations. We rely on a global supply chain network, with a significant portion of our supplies coming from China. Disruptions in this network, caused by factors such as COVID-19 lockdowns, port congestion, and geopolitical tensions, had resulted in supply shortages and increased freight costs. These issues had resulted in, and may continue to lead to, production delays and inventory shortages, affecting our ability to fulfill customer orders timely. Although our business operations were not materially impacted because of measures we took during the lockdown period in China in 2022, which included increasing order quantities for vehicle components and maintaining higher inventory levels, as well as avoiding heavy reliance on a single vendor, there can be no assurance as to whether and to what extent these mitigation measures will be effective in the event of future supply chain disruptions. Maintenance of high inventories can increase our costs and involve other risks. See “Item 1A. Risk Factors – Risks Related to the Company’s Business, Operations, and Industry - Changes in our supply chain may result in increased cost. If we are unsuccessful in our efforts to control and reduce supplier costs and manage inventory at optimal levels, our operating results will suffer.”

The global economic environment has experienced significant inflationary pressures, affecting various cost components, including labor, raw materials, and transportation. As a result, we face higher operating costs, which could impact our pricing strategies and profit margins. These challenges may lead to increased costs for raw materials, longer lead times, and potential delays in product availability, which could adversely affect our profitability and ability to meet customer demand.

In addition, if we encounter unexpected difficulties with our principal vendors, and if we are unable to fill these needs from other vendors in a timely manner, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles. The loss of any vendors or the disruption in the supply of components from these vendors could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

We are actively monitoring these developments and implementing mitigation strategies, such as diversifying our supplier base, increasing inventory levels where feasible, and exploring alternative logistics solutions. However, there can be no assurance that these measures will fully offset the adverse effects of inflation and supply chain disruptions on our business.

Key Factors that Affect Operating Results

Our results of operations and financial condition are affected by the general factors driving the U.S.’s electric two-wheeled vehicles industry, including, among others, the U.S.’s overall economic growth, the increase in per capita disposable income, the expansion of urbanization, the growth in consumer spending and consumption upgrades, the competitive environment, governmental policies and initiatives towards electric two-wheeled vehicles, as well as the general factors affecting the electric two-wheeled vehicles industry in overseas markets. Unfavorable changes in any of these general industry conditions could negatively affect demand for our products and materially and adversely affect our results of operations.

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute on our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of June 27, 2024, we have 40 stores, including 39 stores in the U.S and one store in Canada. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and sell our product. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

With respect to branding and marketing, we plan to raise brand awareness through both traditional and social media channels and connect with customers through physical touchpoints such as our retail stores and distributors. We believe that effective marketing can boost our brand awareness and contribute to increased sales. In addition, we intend to provide superior customer experience through our trained technicians who will provide after-sale maintenance and repair services at our retail stores. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results.

Product Sales Price and Volume

For the year ended March 31, 2024, our net revenues increased by 47.9% to $32.2 million, compared to $21.8 million for the same period in 2023, which was primarily driven by increased product sales volume and higher average sales price. In particular, the number of EVs sold increased by 7,389, or 65.6%, from 11,263 in the year ended March 31, 2023 to 18,652 in the year ended March 31, 2024. The average sales price per EV increased by $19, or 2.0%, from $941 in the year ended March 31, 2023 to $960 in the year ended March 31, 2024.

In the future, our ability to increase our product sales price and volume will depend on our ability to innovate in design and technology and offer products that meet the customers’ demand. We currently have a streamlined product portfolio consisting of three categories, with multiple models and specifications for each category. Moreover, our ability to increase the sales price and volume will depend on our ability to continually enhance our brand to attract customers, as well as our ability to successfully operate our retail stores and expand our sales network both domestically and globally. However, our product sales price is influenced by various factors such as market demand and competitors’ pricing, and although we continue working on product improvements and retail expansion, there can be no guarantee of sustained sales price increase or improved sales volume. If our prices remain stable, increasing sales volume would become important for continued revenue growth, and failure to do so would significantly impact our ability to grow revenue or improve our financial results.

Employees

Our payroll expenses were $2.9 million for the fiscal year 2024, compared to $1.9 million for the fiscal year 2023. As our business expands, we expect increased payroll expenses due to hiring more employees for our retail stores and corporate office. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional, further contributing to the increase in payroll expenses. An inability to effectively manage payroll expenses while expanding the business would significantly impact our ability to grow revenue or improve our financial results.

Vendor and Supply Management

During the year ended March 31, 2024, we worked with three principal vendors, Depcl Corp.(previously known as Fly Wing E-Bike Inc.), Xiamen Innolabs Technology Co., Ltd. and Anhui Ineo International Trading Co., Ltd., each of which respectively supplied approximately 36.4%, 21.5% and 13.0% of the accessories and components used in all our products for the year ended March 31, 2024.

We have implemented a centralized vendor management system that streamlines purchasing, enhances our negotiating power and maintains strong vendor relationships. We believe this approach delivers cost savings, improved risk management and increased negotiating power, ultimately benefiting our operating results. Changes in costs related to our major vendors can significantly affect our financial condition and operating results.

Market Trends and Competition

We operate in a rapidly growing EV market with a special focus on E-motorcycles, E-bikes and E-scooters. However, increased competition may pressure prices and margins, reducing sales volume, revenues, and sales margin for us. Additionally, marketing and advertising costs may rise as we differentiate ourselves and maintain our market position. Moreover, competitors may impact customer acquisition and retention, satisfaction and loyalty. While we believe we maintain competitive advantages in several areas, including brand, product design and quality, smart features, omnichannel retail model, customer satisfaction and loyalty, we must continuously innovate, invest in research and development and marketing to maintain our competitive edge and unique selling points.

Regulatory Landscape

We operate in an industry that is subject to extensive environmental, safety and other laws and regulations, which include products safety and testing, as well as battery safety and disposal. These requirements create additional costs and possible production delay in connection with the testing and manufacturing of our products. We also benefit from environmental regulations in our target markets which include economic incentives to purchasers of EVs and tax credits for EV manufacturers. As such, while we expect environmental regulations to provide a tailwind to our growth, it is possible for other regulations to result in margin pressures.

How to Assess Our Performance

In assessing performance, management considers a variety of performance and financial measures, including principal growth in net sales, gross profit, gross margin, selling, general and administrative expenses and EBITDA. The key measures that we use to evaluate the performance of our business are set forth below.

Net Sales

We generate revenue from sales of our EVs, their accessories and spare parts, and provision of repair services at our retail stores. Our net sales comprise gross sales net of discounts and return allowances. We do not record sales taxes as a component of retail revenues as we consider it a pass-through conduit for collecting and remitting sales taxes. Return allowances, which reduce net revenues, are estimated based on historical experience.

E-bikes, E-motorcycles and E-scooters sales. We generate a substantial majority of our revenues from sales of E-bikes, E-motorcycles and E-scooters directly to customers through our online store and retail stores, and to our distributors.

Accessories and spare parts sales. We also sell accessories and spare parts for our EVs, such as rear storage boxes and front baskets. In addition, we offer Fly E-Bike branded accessories and general merchandise, such as decorative car plates, key chains and apparel.

Service revenues. We also provide repair services at our retail stores for a fee.

Cost of Sales

Cost of sales includes product costs, warehouse rent expenses, payroll costs, depreciation costs, inventory reserves, warranty costs, and logistic costs. The logistic costs incurred to receive products from our vendors are included in our inventory and recognized as cost of sales upon sale of products to our customers.

Gross Profit and Gross Margin

We calculate gross profit as net sales less cost of revenue. Gross margin represents gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of retail operational expenses, salaries and benefits costs, marketing, advertising, and corporate overhead.

Marketing costs primarily consist of advertising and payroll and related expenses for personnel engaged in marketing and selling activities.

We expect that our selling and marketing expenses will continue to increase in the foreseeable future, as we plan to further expand our sales network and retail channels, and engage in more selling and marketing activities to enhance our brand and attract more purchases from new and existing customers.

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses, facilities and equipment expenses, such as depreciation and amortization expense and rent, and professional fees. We expect that our general and administrative will increase in the foreseeable future, as we hire additional personnel and incur additional expenses related to the anticipated growth of our business and our operation as a public company after the completion of our initial public offering.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with the generally accepted accounting principles in the United States (the “U.S. GAAP”), management periodically uses certain “non-GAAP financial measures,” as such term is defined under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions, divestitures, gains, losses and impairments, or items outside of management’s control. Management believes that the following non-GAAP financial measure provides investors and analysts useful insight into our financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

We use EBITDA (earnings before interest, taxes, depreciation, and amortization) to evaluate our operating performance. We believe EBITDA provides additional insight into our underlying, ongoing operating performance and facilitates year-to-year comparisons by excluding the earnings impact of interest, tax, depreciation and amortization and that presenting EBITDA is more representative of our operational performance and may be more useful for investors.

We reconcile our non-GAAP financial measure to our net income, which is our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation, and amortization. EBITDA does not represent and should not be considered an alternative to net income as determined by U.S. GAAP, and our calculations thereof may not be comparable to those reported by other companies. We believe EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP measures and because it eliminates items that have less bearing on our operating performance. EBITDA, as presented herein, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. GAAP. We use non-GAAP financial measures as supplements to our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. EBITDA is a measure of operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net (loss) income as determined in accordance with U.S. GAAP.

EBITDA along with a reconciliation to net income is shown within the Results of Operations below.

Results of Operations for the Years Ended March 31, 2024 and 2023

The following table sets forth the components of our results of operations for the years ended March 31, 2024 and 2023:

	For the Year Ended March 31,
	2024	2023	Change	Percentage Change
Revenues, Net	$32,205,666	$21,774,937	$10,430,729	47.9%
Cost of Revenues	19,099,120	13,485,405	5,613,715	41.6%
Gross Profit	13,106,546	8,289,532	4,817,014	58.1%
Operating Expenses
Selling Expenses	5,914,786	3,667,227	2,247,559	61.3%
General and Administrative Expenses	3,931,203	2,309,927	1,621,276	70.2%
Total Operating Expenses	9,845,989	5,977,154	3,868,835	64.7%
Income from Operations	3,260,557	2,312,378	948,179	41.0%
Other Expenses, Net	(30,352)	(11,524)	(18,828)	163.4%
Interest Expenses, Net	(152,050)	(100,387)	(51,663)	51.5%
Provision for Income Taxes	(1,182,933)	(821,896)	(361,037)	43.9%
Net Income	$1,895,222	$1,378,571	$516,651	37.5%

Revenues

	For the Year Ended March 31,
	2024	2023	Change	Percentage Change
Sales-Retail	$26,389,720	$18,844,921	$7,544,799	40.0%
Sales-Wholesale	$5,815,946	$2,930,016	$2,885,930	98.5%
Total Net Revenues	$32,205,666	$21,774,937	$10,430,729	47.9%

Our net revenues were $32.2 million for the year ended March 31, 2024, an increase of $10.4 million, or 47.9%, from $21.8 million for the year ended March 31, 2023. The increase in our net revenues was driven primarily by the increase of the average sale price of our EVs by $19 or 2.0%, from $941 in the year ended March 31, 2023 to $960 in the year ended March 31, 2024, and our sales volume of EVs increased by 7,389 units, from 11,263 units in the year ended March 31, 2023 to 18,652 units in the year ended March 31, 2024.

Our retail sales revenue increased by $7.5 million, or 40.0%, from $18.8 million for the year ended March 31, 2023 to $26.4 million for the year ended March 31, 2024. Our wholesale revenue increased by $2.9 million, or 98.5%, from $2.9 million for the year ended March 31, 2023 to $5.8 million for the year ended March 31, 2024.

Cost of Revenues

Cost of revenues increased by $5.6 million, or 41.6%, from $13.5 million for the year ended March 31, 2023, to $19.1 million for the year ended March 31, 2024. The increase in cost of revenues was primarily attributable to the increase in sales volume mentioned above and increase in logistics costs as the Company sourced and imported more EV parts and accessories outside the United States during the year ended March 31, 2024.

Gross Margin

The following table shows our gross profit and gross margin for the years ended March 31, 2024 and 2023:

	For the Year Ended March 31,
	2024	2023	Change	Percentage Change
Gross Profit	$13,106,546	8,289,532	4,817,014	58.1%
Gross Margin	40.7%	38.1%

Gross profit was $13.1 million and $8.3 million for the year ended March 31, 2024 and 2023, respectively. Gross margin was 40.7% and 38.1% for the years ended March 31, 2024 and 2023, respectively. The increase in gross profit and gross margin was a result of higher average per unit selling price, increasing from $941 for the year ended March 31, 2023 to $960 for the year ended March 31, 2024. These improvements were driven by product upgrades, enhanced sales channels, and an improved brand image in the market.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the years ended March 31, 2024 and 2023:

	For the Year Ended March 31,
	2024	2023	Change	Percentage Change
Selling Expenses	$5,914,786	3,667,227	2,247,559	61.3%
General and Administrative Expenses	3,931,203	2,309,927	1,621,276	70.2%
Total Operating Expenses	$9,845,989	5,977,154	3,868,835	64.7%
Percentage of Revenue	30.6%	27.4%

Total operating expenses were $9.8 million for the year ended March 31, 2024, an increase of $3.8 million, or 64.7%, compared to $6.0 million for the year ended March 31, 2023. The increase in operating expenses was attributable to the increase in our payroll expenses, rent expenses, meals and entertainment expenses, professional fees, and development expenses as we expanded our business.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent and utilities expenses of retail stores and other sales and marketing expenses. Total payroll expenses were $1.6 million for the year ended March 31, 2024, compared to $1.4 million for the year ended March 31, 2023. Rent expenses were $2.4 million for the year ended March 31, 2024, compared to $1.7 million for the year ended March 31, 2023. Because delivery drivers are our main retail customers, customer referral is the most effective way to market promotion. August through November is the low-season comparing to other months, as such, the Company focuses on client referrals during this period to boost sales. As a result, our marketing referral expense increased to $1.1 million for the year ended March 31, 2024, compared to $15,756 for the year ended March 31, 2023. Utilities expenses were $0.16 million for the year ended March 31, 2024, compared to $0.13 million for the year ended March 31, 2023. The increase in these expenses was primarily due to the increase in the number of new stores and new employees hired for these new stores in the year ended March 31, 2024.

General and Administrative Expenses

Various general and administrative expenses increased during the year ended March 31, 2024 compared to the previous year. Meals and entertainment expenses increased to $0.4 million for the year ended March 31, 2024, compared to $0.3 million for the year ended March 31, 2023, primarily due to increased meal expenses for employees who worked overtime. Professional fees increased to $1.0 million for the year ended March 31, 2024, compared to $0.7 million for the year ended March 31, 2023, primarily attributable to the increase in audit fee, consulting fee, and legal expenses associated with our initial public offering. Payroll expenses increased to $1.1 million for the year ended March 31, 2024 from $0.5 million for the year ended March 31, 2023 primarily due to additional employees hired in operation and accounting departments. Rent expenses increased to $0.2 million for the year ended March 31, 2024, compared to $0.1 million for the prior year as a result of office space expansion in the year ended March 31, 2024.

Other Expenses, Net

Other expenses were $30,352 for the year ended March 31, 2024 and $11,524 for the year ended March 31, 2023. The increase in other expenses was primarily due to a settlement payment of $43,701 related to an incident at one of our retail stores, partially offset by the Company’s receipt of the New York State Seed Funding for small business of $15,202 and a one-time promotion bonus of $4,655 from an online sales platform we use during the year ended March 31, 2024.

Income Tax Provisions

Provisions for income taxes were $1.2 million for the year ended March 31, 2024, an increase of $0.4 million from $0.8 million for the year ended March 31, 2023. This increase was due to our increased taxable income for the year ended March 31, 2024.

Net Income

Net income was $1.9 million for the year ended March 31, 2024, an increase of $0.5 million, or 37.5%, from $1.4 million for the year ended March 31, 2023, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the years ended March 31, 2024 and 2023:

	For the Year Ended March 31,
	2024	2023	Change	Percentage Change
Net Income from Operations	$1,895,222	$1,378,571	$516,651	37.5%
Income Tax Provision	1,182,933	821,896	361,037	43.9%
Depreciation	272,708	145,783	126,925	87.1%
Interest Expenses	152,050	100,387	51,663	51.5%
Amortization	1,648	—	1,648	100%
EBITDA	$3,504,561	$2,446,637	$1,057,924	43.2%
Percentage of Revenue	10.9%	11.2%		(0.3)%

Before interest expenses, income tax, depreciation, and amortization, for the year ended March 31, 2024, our net income was $3.5 million, an increase of $1.1 million, compared to $2.4 million for the year ended March 31, 2023, which was mainly attributable to the increase in sales described above. The ratio of EBITDA to revenue was 10.9% and 11.2% for the year ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $1.4 million. We had working capital of $0.34 million and $0.59 million as of March 31, 2024 and 2023, respectively. We had net income of $1.9 million and $1.4 million for the year ended March 31, 2024 and 2023, respectively.

We had funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of March 31, 2024. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 7, 2024, we sold 2,250,000 shares of common stock, at a price of $4.00 per share in our IPO. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by us. Net proceeds received by us from IPO were approximately $7.9 million. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of $1.2 million. We believe our cash on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash we have on hand, we may seek to issue equity or equity linked securities or obtain debt financing. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our accounts receivable represent primarily accounts receivable from the distributors that purchased our EVs and other products. As of March 31, 2024 and 2023, our accounts receivable, net of allowance for credit losses, was $0.5 million and $0.5 million, respectively. Our accounts receivable turnover period increased slightly from 68 days in the year ended March 31, 2023 to 69 days in the year ended March 31, 2024.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of March 31, 2024 and 2023, our accounts payable were $1.2 million and $1.0 million, respectively. Our accounts payable turnover period decreased to 25 days for the year ended March 31, 2024 from 49 days for the year ended March 31, 2023, which was primarily the result of the Company’s switch to a new vendor and the settlement of one vendor’s balance during this year.

Our inventories primarily include our EVs, their accessories and spare parts. As of March 31, 2024 and 2023, our inventories, net of allowance, were $5.4 million and $3.8 million, respectively. The increase in inventories was primarily due to our anticipation of future sales growth. Our inventory turnover days decreased to 89 days in the year ended March 31, 2024, from 114 days in the year ended March 31, 2023, which was primarily due to our enhanced supply chain management, allowing us to convert our inventory into sales more efficiently.

For the year ended March 31, 2024 and 2023, the interest expenses on our outstanding loans amounted to $152,050 and $100,387, respectively. See Note 8 to the Consolidated Financial Statements included within this annual report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the years ended March 31, 2024 and 2023:

	For the Year Ended March 31,
	2024	2023
Net Cash Provided by Operating Activities	$4,308,920	$1,757,139
Net Cash Used in Investing Activities	(3,200,843)	(442,915)
Net Cash Used in Financing Activities	(49,628)	(1,350,364)
Net Change in Cash	$1,058,449	$(36,140)

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2024 was $4.3 million, which was mainly comprised of net income of $1.9 million, amortization of right-of-use assets of $2.3 million and inventories reserve of $0.5 million, an increase in account payable of $2.5 million, an increase in tax payable of $0.6 million, and an increase of accrued expenses and other payables of $0.3 million, offset by an increase in inventories of $2.0 million, and a decrease in operating lease liabilities of $1.9 million.

Net cash provided by operating activities for the year ended March 31, 2023 was $1.8 million, which was mainly comprised of net income of $1.4 million, deferred income tax expenses of $0.4 million, amortization of right-of-use assets of $1.9 million, inventories reserve of $0.2 million, and a decrease in inventories of $0.6 million, offset by an increase in account receivable of $0.5 million, an increase in prepayments of $0.6 million and a decrease in operating lease liabilities of $1.7 million.

Investing Activities

Net cash used in investing activities was $3.2 million for the year ended March 31, 2024, which was due to purchase of software from a related party of $1.3 million, the purchase of equipment of $1.3 million, advance to related parties of $0.3 million, a prepayment for purchase of property of $0.5 million and the purchase of property rights of $0.03 million, offset by repayment from related parties of $0.1 million.

Net cash used in investing activities was $0.4 million for the year ended March 31, 2023, which was due to the purchase of equipment of $0.4 million.

Financing Activities

Net cash used in financing activities was $0.05 million for the year ended March 31, 2024, which consisted of deferred IPO cost of $0.2 million, repayments of loan payables of $0.6 million, repayments to related parties on other payables of $0.3 million and payments of related party loan of $0.2 million, offset by borrowings from loan payable of $1.1 million and capital contributions from stockholders of $0.1 million.

Net cash used in financing activities was $1.4 million for the year ended March 31, 2023, which consisted of repayments to related parties and loan payable of $2.8 million, deferred IPO cost of $0.1 million, offset by borrowings from loan payable of $1.5 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of March 31, 2024:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and others	$16,839,623	2,852,744	6,056,347	5,296,144	2,634,388
Loan Payable	1,626,059	1,213,242	270,127	142,690	—
Purchase Commitment of ERP System	946,000	946,000	—	—	—
Purchase Commitment of Office Property	3,144,000	1,589,700	1,554,300	—	—
Total Contractual Obligations	$22,555,682	6,601,686	7,880,774	5,438,834	2,634,388

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

A substantial majority of all of our revenues and expenses are denominated in U.S. dollars. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. In addition, as our business and operation expand in European and other overseas markets in the future, we may be exposed to increased foreign exchange risks for other currencies.

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest expenses on our short-term and long-term bank borrowings. Our short-term and long-term bank borrowing bears interests at fixed rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in market interest rates. However, our future interest expenses may exceed expectations due to changes in market interest rates. If we were to renew these short-term and long-term bank borrowings, we might be subject to interest rate risk.

Critical Accounting Estimates

An accounting estimate is considered critical if it requires to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) revenue recognition; and (ii) income taxes. See “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

Estimated Allowance for Inventories

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of March 31, 2024 and 2023, we recorded inventory allowance balance of $514,021 and $431,363, respectively.

Product Warranties

We provide a three-month warranty on our vehicles and the battery pack. We accrue warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include our best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves regularly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within three months from the balance sheet date will be classified as current and classified as short-term liabilities. The Company accrued $27,714 and $22,056 of warranty reserves under accrued expenses and other payables as of March 31, 2024 and 2023, respectively.

Income Taxes

We provide current income tax expenses in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate, including New York State, New York City, New Jersey, Texas, Florida, California, Washington, D.C. and Canada.

We account for income taxes using the asset and liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to reverse.

A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized in the foreseeable future. As of March 31, 2024 and 2023, we did not record any valuation allowance deferred tax assets.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes, and (2) measures the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. An uncertain income tax provision will not be recognized if it has less than a 50 percent likelihood of being sustained.

We consider many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We will include interest and fines arising from the underpayment of income taxes as a component of the provision for income taxes (if anticipated). Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the year ended March 31, 2024, the Company accrued $60,487 income tax related penalty included in taxes payable in the consolidated balance sheets. For the year ended March 31, 2023, no penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of March 2024, and 2023, we did not have any significant unrecognized uncertain tax positions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements start on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, we were a privately-owned company, not subject to disclosure controls and internal controls over financial reporting required by the Exchange Act for public companies.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

We have adopted an insider trading policy. Our insider trading policy is filed as an exhibit to this annual report and is incorporated herein by reference.

During the fourth quarter of the year ended March 31, 2024, we were a privately owned company and disclosure required by Item 9B was not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Zhou (Andy) Ou	35	Chairman of the Board and Chief Executive Officer
Ruifeng (Steven) Guo	36	Director and Chief Financial Officer
Rui (Ricky) Feng	39	Chief Operating Officer
Ke (Simon) Zhang	37	Chief Human Resource Officer
Bin Wang	66	Director
Lun Feng	64	Director
Alan Jacobs	82	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Zhou (Andy) Ou, Chairman of the Board and Chief Executive Officer. Mr. Ou founded Fly E-Bike in 2018 and has since served as our Chairman of the Board and Chief Executive Officer (“CEO”). Before founding Fly E-Bike, Mr. Ou operated a motorcycle repair business for over eight years, and previously held a managerial position at a food delivery company. We believe that Mr. Ou’s prior experience in the motorcycle industry and his understanding of the delivery industry, combined with his tenure at our company, qualifies him to serve as our Chairman of the Board.

Ruifeng (Steven) Guo, Director and Chief Financial Officer.    Mr. Guo joined our company as a tax and financial advisor in March 2020 and has been serving as our Chief Financial Officer (“CFO”) since December 2022 and our director since September 1, 2023. He is currently a partner at DGLG Accounting and Tax LLC, a U.S. financial consulting firm, where he has been working since May 2020, and he is currently a partner at DFT since December 2023. Additionally, he is the managing partner at SJ International Development, a New York based real estate management company, since October 2020. Mr. Guo is also the managing partner at PJMG LLC, a New York based consulting company, since June 2019. Prior to that, Mr. Guo worked as a senior business manager at Xinyuan Real Estate Co., Ltd. from April 2018 to April 2020. Between 2013 and 2017, Mr. Guo worked as an associate and senior auditor at three auditing firms, including Friedman LLP, Marcum LLP and Janover LLC. Mr. Guo obtained his Bachelor of Economy from Beijing International Studies University in 2010 and his MBA in Accounting from Hofstra University in 2012. Mr. Guo was selected to serve as a member of our board of directors because of his senior-level experience in the financial services industry and his extensive knowledge of our business and industry.

Rui (Ricky) Feng, Chief Operating Officer. Mr. Feng joined us as a retail store manager in 2018 and was responsible for overseeing our supply chain, implementing effective customer strategies, and ensuring legal compliance. He has served as our Chief Operating Officer since December 2022. Prior to joining us, Mr. Feng owned and operated a restaurant for four years, which provided him with valuable experience in managing a business.

Ke (Simon) Zhang, Chief Human Resource Officer. Mr. Zhang has also been serving as our Chief Human Resource Officer since December 2022. Mr. Zhang previously served as our director and resigned from this position on September 1, 2023. He joined us as a retail store manager in 2018, where he was responsible for overseeing various HR functions, including recruiting, employee training and development and managing our benefits system.

Bin Wang, Director. Mr. Wang has served as a director on our board of directors since the closing of the IPO. Mr. Wang has over 30 years of management experience in the financial industry. He currently serves as the Managing Director of Eon Capital International Ltd, a Hong Kong corporate advisory service company. He has also been a member of the board of directors of Maison Solutions Inc., a Nasdaq-listed company, since 2023. Previously, from 2018 to 2020, Mr. Wang was the Chairman and CEO of Alberton Acquisition Corp., a Nasdaq-listed company. From 2010 to 2012, he served as Independent Board Director in Sky Digital Stores Corp. (SKYC), participating in the company’s public listing process. From 2007 to 2018, Bin has provided his corporate advisory services to dozens of corporation clients in the US and Asia. Bin began his financial career at Chemical Bank in 1994 when he served as a commercial banking manager for the bank’s domestic Asian market. From 1996 to 2000, he served as Vice President and Team Leader of Chase International Financial Services, to promote the bank’s business in Asia-Pacific region. After Chase merged with JPMorgan in 2000, Bin continued to work at JPMorgan Chase until late 2006, playing a wide range of management roles in the development and growth of international business.

Mr. Wang graduated from Northwestern Polytechnic University in 1980, obtained his Master of Science degree in Mechanical Engineering from Xi’an Jiaotong University in 1983, and earned his Master of Arts degree in economics from Illinois State University in 1992. Mr. Wang was selected to serve as a member of our board of directors because of his extensive senior-level experience in the financial services industry and his profound knowledge of our business and the industry as a whole.

Lun Feng, Director. Mr. Feng has served as a director on our board of directors since the closing of the IPO. Since August 2015, Mr. Feng has held the position of executive director at Si Fang Yu Feng Investment Co., Ltd., a Chinese investment management company. From June 2009 to June 2021, he served as the chairman of the board of directors at Beijing Wan Tong Li Ti Zhi Cheng Investment Co., Ltd., a Chinese investment management company. Additionally, Mr. Feng currently holds the position of an independent director at three public companies listed on the Shanghai Stock Exchange and Shenzhen Stock Exchange. These companies include Bank of Xi’an Co., Ltd., Shanghai Xinnanyang Only Education and Technology Co., Ltd., and Bona Film Group Co., Ltd. Mr. Feng received his bachelor’s degree in political economy from Northwest University (China) in 1982. Mr. Feng was selected to serve as a member of our board of directors because of his extensive senior-level management experience of public companies, his board experience and his extensive knowledge of our business and industry.

Alan Jacobs, Director. Mr. Jacobs has served as a director on our board of directors since the closing of the IPO. Mr. Jacobs has over 40 years of experience as a corporate and securities attorney, investment banker, business and financial advisor and senior executive of both private and public companies. Since August 2018, Mr. Jacobs has been serving as President at Worthy Lending, LLC. In addition, he has been serving as Executive Vice President, Treasurer and Chief Strategy Officer of Worthy Financial, Inc. since January 2016. Mr. Jacobs currently serves as President of the Worthy Lending V subsidiary. He currently also serves as Executive Vice President, Chief Operating Officer, and a member of the board of directors of Worthy Financial, Inc.’s wholly owned subsidiaries, including Worthy Peer Capital, Inc., Worthy Peer Capital II, Inc., Worthy Community Bonds, Inc., Worthy Community Bonds II, Inc. and Worthy Property Bonds, Inc., and as President of their respective wholly owned loan and investment subsidiaries, all since their respective dates of organization. From 2016 to 2018 Mr. Jacobs was the Founder and President of CorpFin Management Group where he was focused on business development, strategic planning, and corporate development. From September 2014 to December 2015, Mr. Jacobs was associated with ViewTrade Securities, a FINRA registered broker-dealer where he was focused on advisory and corporate services. Prior to that time and for more than 30 years, Mr. Jacobs was associated with several FINRA registered broker-dealers including Ladenburg Thalman & Co. Inc., Josephthal & Company, and Capital Growth Securities. Mr. Jacobs received his bachelor’s degree from Franklin and Marshall College in 1963 and his law degree from Columbia University in 1966. Mr. Jacobs was selected to serve as a member of our board of directors because of his extensive experience in the investment and financial services industry.

Information about the Board of Directors

Our board of directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with our chief executive officer and other key executives, by reading the reports and other materials that we send them, and by participating in board and committee meetings. Directors hold office until their successors have been elected and qualified or until he or she resigns or have been removed or disqualified.

Committees of the Board of Directors

We established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below. The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of the board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that the board of directors if a listed company must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation the company pays to the director and any affiliations with the company.

Audit Committee. Our Audit Committee consists of three independent directors. The members of the Audit Committee are Bin Wang, Lun Feng and Alan Jacobs, with Mr. Wang serving as the committee chair. The Audit Committee consists exclusively of directors who are financially literate. Mr. Wang is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

The Audit Committee responsibilities include:

●	overseeing the compensation and work of and performance by our independent auditor and any other registered public accounting firm performing audit, review or attestation services for us;

●	engaging, retaining and terminating our independent auditor and determining the terms thereof;

●	assessing the qualifications, performance and independence of the independent auditor;

●	evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;

●	reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendations;

●	reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;

●	producing a committee report for inclusion in applicable SEC filings;

●	reviewing the adequacy and effectiveness of internal controls and procedures;

●	establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the Audit Committee; and

●	reviewing transactions with related persons for potential conflict of interest situations.

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Lun Feng, Bin Wang and Alan Jacobs, with Mr. Feng serving as the committee chair. The committee has primary responsibility for:

●	reviewing and recommending all elements and amounts of compensation for each executive officer, including any performance goals applicable to those executive officers;

●	reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;

●	once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;

●	approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and

●	reviewing and recommending the level and form of non-employee director compensation and benefits.

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Alan Jacobs, Bin Wang and Lun Feng, with Mr. Jacobs serving as the committee chair. The Nominating and Governance Committee’s responsibilities include:

●	recommending persons for election as directors by the stockholders;

●	recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly created directorships;

●	reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board;

●	reviewing any stockholder proposals and nominations for directors;

●	advising the board of directors on the appropriate structure and operations of the board and its committees;

●	reviewing and recommending standing board committee assignments;

●	developing and recommending to the board Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;

●	making recommendations to the board as to determinations of director independence; and

●	making recommendations to the board regarding corporate governance based upon developments, trends, and best practices.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors.

Involvement in Certain Legal Proceedings

None of our directors and executive officers have been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is made available in the Corporate Governance section of our website, which is located at flyebike.com. Our stockholders are also able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K filed with the SEC.

Trading Policies

On May 3, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

Clawback Policy

Our board of directors has adopted a clawback policy that covers our executive officers, who are defined as our chief executive officer, president, chief financial officer, principal accounting officer (or the controller, if no such accounting officer exists), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), and any other officer or person who performs a policy-making function.

This clawback policy pertains to incentive-based compensation, which includes any compensation that is granted, earned, or vested wholly or in part based on the achievement of a financial reporting measure. It mandates the recovery of such compensation from an executive officer in cases where we must prepare an accounting restatement due to material noncompliance with U.S. financial reporting requirements under the securities laws. This includes any necessary restatement to correct an error in previously issued financial statements that is material to those statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected.

The Compensation Committee will make determinations regarding “materiality” for the purposes of this policy.

The incentive-based compensation eligible for recovery under this policy includes compensation received during the three completed fiscal years immediately preceding the date we are required to prepare an accounting restatement, as outlined above. This applies provided that the individual served as an executive officer at any time during the performance period relevant to the incentive-based compensation.

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than ten percent of its common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us, we believe that all reports applicable to our executive officers, directors and greater than ten percent beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The following table shows the compensation awarded to or earned during the years ended March 31, 2024 and 2023 by our chief executive officer. Other than as listed below, we did not have any officers that received more than $100,000 in compensation during the years ended March 31, 2024 and 2023.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total ($)
Zhou Ou	2024	$100,000	—	—	—	—	$100,000
Chief Executive Officer	2023	$100,000	—	—	—	—	$100,000

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

Zhou Ou, Chief Executive Officer

Mr. Ou has entered into an employment agreement with one of our subsidiaries, FLYEBIKE Inc, dated April 1, 2023. The employment agreement provides that Mr. Zhou Ou will serve as the Chief Executive Officer of the Company and will receive a monthly base salary of $8,333. He will also be entitled to reimbursement for authorized and reasonable expenses. The agreement allows for at-will termination by either party. If Mr. Ou’s employment is terminated due to death or disability, he or his estate will receive salary and benefits through the termination date. The Company may terminate the agreement for cause, releasing it from all further obligations except for accrued salary and benefits through the termination date. “Cause” includes failure or neglect by Mr. Ou to perform duties, disobedience to orders, misconduct such as misappropriation of funds, personal profit from Company transactions, misrepresentation, legal violations, acts involving moral turpitude or unethical conduct, disloyalty including aiding a competitor, failure to devote full-time efforts to the Company, not working exclusively for the Company, non-cooperation in investigations, breaches of the employment agreement or the Company rules, and any other act of misconduct or omission. The agreement includes covenants for non-disclosure, non-solicitation, and non-competition. For two years post-termination, Mr. Ou agrees not to solicit the Company’s customers or engage in competing business activities within New York State.

Ruifeng (Steven) Guo, Chief Financial Officer

Mr. Guo has entered into an employment agreement with one of our subsidiaries, FLYEBIKE Inc, dated April 1, 2023. The employment agreement provides that Mr. Ruifeng Guo will serve as the Chief Financial Officer of the Company and will receive a monthly base salary of $5,000. He will also be entitled to reimbursement for authorized and reasonable expenses. The agreement allows for at-will termination by either party. If Mr. Guo’s employment is terminated due to death or disability, he or his estate will receive salary and benefits through the termination date. The Company may terminate the agreement for cause, releasing it from all further obligations except for accrued salary and benefits through the termination date. “Cause” includes failure or neglect by Mr. Guo to perform duties, disobedience to orders, misconduct such as misappropriation of funds, personal profit from Company transactions, misrepresentation, legal violations, acts involving moral turpitude or unethical conduct, disloyalty including aiding a competitor, failure to devote full-time efforts to the Company, not working exclusively for the Company, non-cooperation in investigations, breaches of the employment agreement or the Company rules, and any other act of misconduct or omission. The agreement includes covenants for non-disclosure, non-solicitation, and non-competition. For two years post-termination, Mr. Guo agrees not to solicit the Company’s customers or engage in competing business activities within New York State.

Employee Benefit Plans

2024 Omnibus Incentive Plan

We have adopted the 2024 Plan at the closing of the IPO (the “Effective Date”). The number of shares of our common stock available for issuance under the 2024 Plan is 2,500,000 (the “Share Limit”). We have not issued any grants or awards under the 2024 Plan. The following is a summary of the material terms of the 2024 Plan.

Plan Administration

The 2024 Plan is administered by our Compensation Committee. Our board of directors retains the authority under the 2024 Plan to exercise any or all of the powers and authorities related to the administration and implementation of the 2024 Plan.

Award Eligibility

Awards under the 2024 Plan may be made to our or any of our affiliates’ employees, officers and directors, as well as to consultants and advisors currently providing services to us or any of our affiliates at the time of such award.

Reversion of Shares

If any shares covered by an award are not purchased or are forfeited or expire, or if any award otherwise terminates without delivery of any shares subject to the award or is settled in cash in lieu of shares, then the number of shares counted against the Share Limit with respect to such award will, to the extent of any such forfeiture, termination, expiration or settlement, again be available for issuance under the 2024 Plan.

Awards

The 2024 Plan provides for the grant of awards of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, and other equity-based awards.

Stock Options

Stock options granted under the 2024 Plan may be nonqualified stock options or incentive stock options within the meaning of Section 422 of the Code. Each option will become vested and exercisable at such times and under such conditions as our Compensation Committee may approve consistent with the terms of the 2024 Plan. No option may be exercisable more than ten years after the option grant date. Our Compensation Committee may include in the option agreement provisions specifying the period during which an option may be exercised following termination of the grantee’s service.

The exercise price per share of our common stock for each option granted under the 2024 Plan may not be less than 100%, or 110% in the case of an incentive stock option granted to a stockholder who owns more than ten percent of our voting stock, of the fair market value of a share of our common stock on the option grant date, except in the case of an option granted upon assumption of, or in substitution for, outstanding awards previously granted under a compensatory plan by a business entity acquired or to be acquired by us or an affiliate of ours or with which we or an affiliate has combined or will combine. Payment of the exercise price for shares purchased pursuant to the exercise of an option may be made in such forms as are approved by our Compensation Committee. These forms may include, in our Compensation Committee’s discretion, cash, cash equivalents, shares of our common stock and net issuance.

Restricted Stock, Restricted Stock Units, and Deferred Stock Units

Restricted stock is an award of our common stock on which vesting restrictions are imposed that subject such shares of our common stock to a substantial risk of forfeiture, as defined in Section 83 of the Code. A restricted stock unit is an award that represents a conditional right to receive shares of our common stock in the future and that may be made subject to the same types of restrictions and risk of forfeiture as restricted stock. A deferred stock unit is a restricted stock unit that may be settled at some point in the future at a time or times consistent with the requirements of Section 409A of the Code.

Stock Appreciation Rights

A SAR is a right to receive upon exercise, in the form of common stock, cash or a combination of common stock and cash, the excess of the fair market value of one share of common stock on the exercise date over the grant price of the SAR. SARs may be granted in conjunction with all or a part of any option or other award granted under the 2024 Plan, or without regard to any option or other award. Upon exercise of a SAR, the holder will be entitled to receive, in the specified form of consideration, the excess of the fair market value of one share of our common stock on the exercise date over the exercise price of the SAR, as determined by our Compensation Committee. The exercise price of a SAR may not be less than the fair market value of a share of our common stock on the grant date.

Dividend Equivalent Rights

Dividend equivalent rights entitle the grantee to receive cash, shares of our common stock, or a combination of both equal to the amount of that the grantee would have received had the grantee held a specified number of shares of our common stock during the period. Dividend equivalent rights may be granted independently or in connection with the grant of any equity-based award, except that no dividend equivalent right may be granted in connection with, or related to an option or SAR.

Other Equity-Based Awards

Our Compensation Committee may grant other types of equity-based or equity-related awards in such amounts and subject to such terms and conditions as our Compensation Committee may determine, including unrestricted stock and dividend equivalent rights which are described in more detail in the 2024 Plan.

Changes to Capital Structure

In the event of a merger, reorganization, recapitalization, reclassification, stock split, reverse stock split, spin-off combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without the receipt of consideration by us, then the number and kind of shares for which grants of options and other awards may be made under the 2024 Plan may be adjusted proportionately and accordingly by our Compensation Committee.

Change of Control

Except as otherwise provided in the applicable award agreement, upon the occurrence of a change of control of our Company in which outstanding awards are not being assumed or continued, all outstanding shares of restricted stock, restricted stock units, deferred stock units, dividend equivalent rights and performance-based awards will be deemed to have vested and any underlying shares of our common stock will be deemed delivered immediately before the change of control; and either or both of the following actions shall be taken: (i) at our Compensation Committee’s discretion, all options and SARs will become exercisable fifteen days before the change of control (with any exercise of an option or SAR during such fifteen day period to be contingent upon the consummation of the change of control) and terminate upon the change of control to the extent not exercised; and/or (ii) at our Compensation Committee’s discretion, all options, SARs, shares of restricted stock, restricted stock units, deferred stock units, dividend equivalent rights and/or performance-based awards will be canceled and cashed out in connection with the change of control. Other equity-based awards will be governed by the terms of the applicable award agreement.

If we experience a change of control in which outstanding awards that are not exercised prior to the change of control will be assumed or continued by the surviving entity, then, except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of the change of control, the 2024 Plan and the awards granted under the 2024 Plan will continue in the manner and under the terms so provided in the event of the change of control to the extent that provision is made in writing in connection with such change of control for the assumption or continuation of such awards, or for the substitution for such awards with new awards, with appropriate adjustments as to the number of shares (disregarding any consideration that is not common stock) and exercise prices of options and SARs.

Plan Amendment and Termination

The Compensation Committee may adopt, amend and rescind rules relating to the administration of the 2024 Plan, and our board of directors may amend, suspend, or terminate the 2024 Plan at any time; provided, that, no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award granted under the 2024 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. The 2024 Plan will automatically terminate the day before the tenth (10th) anniversary of the Effective Date, unless earlier terminated by our board of directors or in accordance with the terms of the 2024 Plan.

Director Compensation

The following table sets forth information as to the compensation paid to our directors in the year ended March 31, 2024:

Name	Cash Compensation	Stock Awards	Total
Bin Wang(1)	-	-	-
Lun Feng(1)	-	-	-
Alan Jacobs(1)	-	-	-
Zhou Ou(2)	-	-	-
Ruifeng (Steven) Guo(3)	$60,000		$60,000

(1)	The appointment of our independent directors took effect upon the effectiveness of the registration statement as of May 14, 2024 and therefore they did not receive any compensation for the year ended March 31, 2024.
(2)	Mr. Ou does not receive any additional compensation as a director in addition to his compensation disclosed in the Summary Compensation Table.
(3)	Mr. Guo receives $5,000 per month for serving as Chief Financial Officer of the Company. Mr. Guo does not receive any additional compensation as a director in addition to his compensation disclosed in the Summary Compensation Table.

Director Agreements

Each of the Company’s independent directors, Bin Wang, Lun Feng and Alan Jacobs, has entered into an Independent Director Agreement (each, an “Independent Director Agreement”). Under the Independent Director Agreement between us and each of our independent directors, each independent director is entitled to an annual cash fee of $50,000.

We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under each Independent Director Agreement, we have separately entered into a standard indemnification agreement with each of our directors, the term of which began on the date of the director’s appointment.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 27, 2024 by:

●	each person known to us to beneficially own 5% or more of our common stock;

●	each director;

●	each of our executive officers; and

●	all officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of options, warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of June 27, 2024. Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name. Unless otherwise noted, the mailing address of each listed beneficial owner is c/o Fly-E Group, Inc., 136-40 39th Avenue, Flushing, NY 11354.

Name and address of beneficial owner	Shares beneficially owned	Percentage owned
Executive Officers and Directors
Zhou Ou	7,700,000	31.32%
Ruifeng Guo	—	—%
Rui Feng	1,760,000	7.16%
Ke Zhang	7,370,000	29.97%
Bin Wang	—	—%
Lun Feng	—	—%
Alan Jacobs	—	—%
Directors and Officers as a group (seven persons)	16,830,000	68.45%

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted the 2024 Plan in order to grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. There are 2,500,000 shares of common stock reserved for future issuance under the 2024 Plan. We have not issued any grants or awards under the 2024 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, during our last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any director or executive officer or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

From April 1, 2022 to March 31, 2024, our Chairman and CEO, Mr. Ou, provided financial support to the Company by advancing funds and making various payments on behalf of the Company totaling $3,187,807. These amounts payable to Mr. Ou are unsecured, bear no interest and do not have a maturity date. From April 1, 2022 to March 31, 2024, the Company repaid a total of $3,171,996 to Mr. Ou, including repayment of amounts owed to Mr. Ou. As of March 31, 2024, the Company transferred $2,263,630 of the payable balance along with a cash contribution of $136,370 from Mr. Ou as capital contribution. As of March 31, 2024 and 2023, the remaining balance of these payables was $92,229 and $332,481, respectively. The Company paid a total of $290,252 to Mr. Zhou Ou during the year ended March 31, 2024.

From April 1, 2022 to March 31, 2024, Mr. Rui Feng, our Chief Operating Officer, advanced a total of $711 to the subsidiaries of the Company to support their business operations. These amounts payable to Mr. Feng are unsecured, bear no interest and do not have a maturity date. From April 1, 2022 to March 31, 2024, the Company repaid $64,937 to Mr. Feng. As of March 31, 2024, the Company has paid off all amounts owed to Mr. Feng.

From April 1, 2022 to March 31, 2024, Mr. Ke Zhang, our Chief Human Resource Officer, advanced an aggregate of $58,252 to the subsidiaries of the Company to support their business operations. These amounts payable to Mr. Zhang are unsecured, bear no interest and do not have a maturity date. From April 1, 2022 to March 31, 2024, the Company repaid $243,122 to Mr. Zhang. As of March 31, 2024, the Company has paid off all amount owed to Mr. Zhang.

On March 6, 2021, the Company and DGLG Accounting and Tax LLC (“DGLG”) entered into an engagement letter, wherein the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo is a partner at DGLG. In December 2022, the Company hired Mr. Guo as its CFO. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. For the years ended March 31, 2024 and 2023, DGLG’s consulting fees were $100,000 and $25,000, respectively. For the years ended March 31, 2024 and 2023, the Company paid DGLG a total of $123,000 and $13,050, respectively, for tax services.

On February 1, 2023, PJMG LLC (“PJMG”), a company in which Mr. Guo, our CFO, holds over 50% of the equity interests, provided a loan of $150,000 to the Company (the “PJMG Loan”). The PJMG Loan was unsecured, bore no interest and was set to mature on May 31, 2024. Furthermore, the Company has agreed to retain the services of PJMG as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $210,000 to PJMG during the year ended March 31, 2024, of which $150,000 was applied to offset the PJMG Loan.

Fly E Bike SRL, a company formed under the laws of the Dominican Republic and in which Mr. Ou holds over 50% of the equity interests, is a distributor for the Company. During the years ended March 31, 2024 and 2023, Fly E Bike SRL purchased certain EV products from the Company in the amount of $326,914 and $136,565, respectively. As of March 31, 2024 and 2023, the Company had accounts receivable from Fly E Bike SRL in the amounts of $326,914 and $136,565, respectively. In addition, during the year ended March 31, 2024, the Company advanced a total of $291,756 to Fly E Bike SRL. Such advance is unsecured, bears no interest and does not have a maturity date. As of March 31, 2024, Fly E Bike SRL has repaid $111,500 to the Company.

In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services. Mr. Guo, our CFO, owns over 50% of the equity interest in DFT. For the year ended March 31, 2024, the Company paid a total of $1,554,000 to DFT, of which $275,000 was recognized as construction in progress and the remaining of $1,279,000 was prepayment for software development as of March 31, 2024.

Director Independence

We believe that each of our directors, Messrs. Wang, Feng, and Jacobs, is an independent director using the Nasdaq definition of independence.

Related Party Transaction Policy

Our Company has adopted a written Related Party Transaction Policy, or the Policy, for the purpose of describing the procedures used to identify, review, approve and disclose, if necessary, any transaction in which (i) the Company is a participant and (ii) a related person has or will have a direct or indirect material interest.

Once a related party transaction in which the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or 1% of the Company’s total assets at year-end for the last two completed fiscal years if the Company qualifies as a smaller reporting company in any calendar year has been identified, the Audit Committee or the full board must review the transaction for approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee or the full board shall consider all relevant facts and circumstances, including the following factors: (i) the materiality and character of the related person’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) any Company contractual obligations; (iv) the benefit or perceived benefit, or lack thereof, to the Company; (v) the opportunity cost of alternate transactions; and (vi) the actual or apparent conflict of interest of the related person.

Any director who has a direct or indirect material interest in the proposed related person transaction may be present during initial presentation of the related person transaction to the Audit Committee or the board, but should not participate in the Audit Committee or the board action regarding whether to approve or ratify the transaction. If, however, a proposed transaction arises in which all directors are deemed to have a direct or indirect material interest in the transaction, the interested directors may participate in the consideration and approval of the proposed transaction, and the Company may enter into any such related person transaction that is approved in accordance with the provisions of the Delaware General Corporation Law.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by Marcum Asia CPAs LLP (“Marcum Asia”) and Friedman LLP (“Friedman”), our registered independent public accounting firms, for 2024 and 2023 for the categories of services indicated.

	Year Ended March 31,
	2024	2023
Audit fees	$552,065	$410,502
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$552,065	$410,502

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and review of our registration statement on Form S-1 relating to our initial public offering.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The pre-approval is made by the audit committee of the board of directors. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1.

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

Exhibit number	Description
1.1	Underwriting Agreement, dated as of June 5, 2024, by and between the Company and The Benchmark Company, LLC. [2]
3.1	Amended and Restated Articles of Incorporation, as amended.[1]
3.2	Amended and Restated Bylaws.[1]
4.1*	Description of Securities of the Registrant
4.2	Form of Underwriter's Warrant, dated June 7, 2024[1]
10.1*	Employment agreement dated April 1, 2023 by and between FLYEBIKE Inc and Zhou Ou. †
10.2*	Employment agreement dated April 1, 2023 by and between FLYEBIKE Inc and Ruifeng Guo. †
10.3	Fly-E Group, Inc. 2024 Omnibus Incentive Plan.1†
10.4	Form of the Independent Director’s Agreement of Fly-E Group, Inc. [1]
10.5	Form of Indemnification Agreement[1]
10.6*	Engagement Letter dated March 6, 2021, by and between the Company and DGLG Accounting and Tax LLC.
10.7*	Contract Agreement for the Development of POS and ERP System dated December 13, 2023 between the Company and DF Technology US Inc.#
10.8*	Contract of Sale dated March 19, 2024 by and between He’s Realty Holdings LLC and AOFL LLC#
14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-276830) filed on May 3, 2024 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed on June 7, 2024 and incorporated herein by reference.

*	Filed herewith.
**	Furnished herewith
†	Compensatory plan or arrangement.
#	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 27, 2024	FLY-E GROUP, INC.

	By:	/s/ Zhou Ou
	Name:	Zhou Ou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhou Ou	Chief Executive Officer (Principal Executive Officer) and Director	June 27, 2024
Zhou Ou

/s/ Ruifeng Guo	Chief Financial Officer (Principal Accounting and Financial Officer) and Director	June 27, 2024
Ruifeng Guo

/s/ Bin Wang	Director	June 27, 2024
Bin Wang

/s/ Lun Feng	Director	June 27, 2024
Lun Feng

/s/ Alan Jacobs	Director	June 27, 2024
Alan Jacobs

FLY-E GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Fly-E Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fly-E Group, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022).

New York, NY

June 27, 2024

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

FLY-E GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	March 31, 2024	March 31, 2023
ASSETS
Current Assets
Cash	$1,403,514	$358,894
Accounts receivable	212,804	389,077
Accounts receivable – related parties	326,914	136,565
Inventories, net	5,364,060	3,838,754
Prepayments and other receivables	588,660	782,819
Prepayments and other receivables – related parties	240,256	—
Total Current Assets	8,136,208	5,506,109
Property and equipment, net	1,755,022	785,285
Security deposits	781,581	424,942
Deferred IPO costs	502,198	75,819
Deferred tax assets, net	35,199	211,100
Operating lease right-of-use assets	16,000,742	10,261,556
Intangible assets, net	36,384	—
Long-term prepayment for property	450,000	—
Long-term prepayment for software development– related parties	1,279,000	—
Total Assets	$28,976,334	$17,264,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,180,796	$1,005,401
Current portion of long-term loan payables	1,213,242	412,224
Accrued expenses and other payables	925,389	365,662
Other payables – related parties	92,229	332,481
Operating lease liabilities – current	2,852,744	1,836,737
Taxes payable	1,530,416	959,456
Total Current Liabilities	7,794,816	4,911,961
Long-term loan payables	412,817	723,228
Long-term loan payables – related parties	—	150,000
Operating lease liabilities – non-current	13,986,879	8,979,193
Total Liabilities	22,194,512	14,764,382

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 4,400,000 shares authorized and nil outstanding as of March 31, 2024 and March 31, 2023*	—	—
Common stock, $0.01 par value, 44,000,000 shares authorized and 22,000,000 shares outstanding as of March 31, 2024 and March 31, 2023*	220,000	220,000
Additional Paid-in Capital	2,400,000	—
Shares Subscription Receivable	(219,998)	(219,998)
Retained Earnings	4,395,649	2,500,427
Accumulated other comprehensive loss	(13,829)	—
Total FLY-E Group, Inc. Stockholders’ Equity	6,781,822	2,500,429
Total Liabilities and Stockholders’ Equity	$28,976,334	$17,264,811

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended March 31,
	2024	2023
Revenues	$32,205,666	$21,774,937
Cost of Revenues	19,099,120	13,485,405
Gross Profit	13,106,546	8,289,532

Operating Expenses
Selling Expenses	5,914,786	3,667,227
General and Administrative Expenses	3,931,203	2,309,927
Total Operating Expenses	9,845,989	5,977,154
Income from Operations	3,260,557	2,312,378

Other Expenses, net	(30,352)	(11,524)
Interest Expenses, net	(152,050)	(100,387)
Income Before Income Taxes	3,078,155	2,200,467
Income Tax Expense	(1,182,933)	(821,896)
Net Income	$1,895,222	$1,378,571

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(13,829)	—
Total Comprehensive Income	$1,881,393	$1,378,571

Earnings per Share*	$0.09	$0.06
Weighted Average Number of Common Stock
– Basic and Diluted*	22,000,000	22,000,000

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Comprehensive	Earnings	Equity

Balance at March 31, 2022	—	$—	22,000,000	$220,000	$—	$(219,998)	$—	$1,121,856	$1,121,858
Net Income	—	—	—	—	—	—	—	1,378,571	1,378,571
Balance at March 31, 2023	—	$—	22,000,000	$220,000	—	(219,998)	$—	$2,500,427	$2,500,429
Net Income	—	—	—	—	—	—	—	1,895,222	1,895,222
Capital contributions	—	—	—	—	2,400,000	—	—	—	2,400,000
Foreign currency translation adjustment	—	—	—	—	—	—	(13,829)	—	(13,829)
Balance at March 31, 2024	—	$—	22,000,000	$220,000	$2,400,000	$(219,998)	$(13,829)	$4,395,649	$6,781,822

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$1,895,222	$1,378,571
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, and equipment	46,084	—
Depreciation expense	272,708	145,783
Amortization expense	1,648	—
Deferred income taxes expenses	176,093	448,800
Amortization of operating lease right-of-use assets	2,277,910	1,905,028
Loss from termination of operating lease	5,957	—
Inventories reserve	456,209	151,378
Changes in operating assets and liabilities:
Accounts receivable	176,273	(334,752)
Accounts receivable – related parties	(190,349)	(136,565)
Inventories	(1,981,515)	615,394
Prepayments and other receivables	194,160	(637,630)
Prepayments for operation services to related parties	(60,000)	—
Security deposits	(422,240)	(130,680)
Accounts payable	2,489,025	(70,928)
Accrued expenses and other payables	334,726	(105,097)
Operating lease liabilities	(1,933,760)	(1,697,190)
Taxes payable	570,769	225,027
Net cash provided by operating activities	4,308,920	1,757,139

Cash flows from investing activities
Purchases of equipment	(1,253,555)	(442,915)
Purchases of property rights	(38,032)	—
Prepayments for property	(450,000)	—
Prepayment for purchasing software from a related party	(1,279,000)	—
Payment received from a related party	111,500	—
Advance to a related party	(291,756)	—
Net cash used in investing activities	(3,200,843)	(442,915)

Cash flows from financing activities
Borrowing from loan payables	1,095,000	1,500,000
Repayments of loan payables	(639,367)	(278,222)
Repayments on other payables - related parties	(290,252)	(2,496,323)
Payments of related party loan	(150,000)	—
Deferred IPO Cost	(201,379)	(75,819)
Capital contributions from Stockholders	136,370	—
Net cash used in financing activities	(49,628)	(1,350,364)
Net changes in cash	1,058,449	(36,140)
Effect of exchange rate changes on cash	(13,829)	—
Cash at beginning of the year	358,894	395,034
Cash at the end of the year	$1,403,514	$358,894

Supplemental disclosure of cash flow information
Cash paid for interest expense	$152,050	$100,341
Cash paid for income taxes	$435,881	$148,064

Supplemental disclosure of non-cash investing and financing activities
Settlement of accounts payable by related parties	$50,000	$—
Settlement of accounts payable by capital contribution	$2,263,630	$—
Purchase of vehicle funded by loan	$34,974	$—
Unpaid deferred IPO cost	$225,000	$11,717
Termination of operating lease right-of-use assets and operating lease liabilities	$(2,814,235)	—
Right-of-use assets obtained in exchange for operating lease liabilities	$10,771,688	$4,082,664

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

Notes to Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). As of June 27, 2024, the Company has opened a total of 40 stores, including 39 stores in the U.S and one store in Canada. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

The Company’s business was initially operated under CTATE INC. (“Ctate”), a corporation formed under the laws of the State of New York in 2018. Before merging with Fly E-Bike, Ctate owned 27 companies, each of which operated a Fly E-Bike store. On September 12, 2022, Ctate and Fly E-Bike, which was a wholly-owned subsidiary of Ctate, entered into an Agreement and Plan of Merger, pursuant to which Ctate merged into and with Fly E-Bike, with Fly E-Bike being the surviving corporation (the “Merger”). As a result of the Merger, the original shareholders of Ctate became the stockholders of Fly E-Bike and subsequently effectively controlled the combined entity.

On December 21, 2022, Fly-E Group and Fly E-Bike entered into a Share Exchange Agreement, pursuant to which Fly-E Group acquired all of the issued and outstanding shares of Fly E-Bike by issuing its shares to the stockholders of Fly E-Bike on a one-for-one basis (the “Share Exchange”). As a result of the Share Exchange, Fly E-Bike became a wholly owned subsidiary of Fly-E Group.

As a result of the Merger and the Share Exchange, Fly E-Bike and its subsidiaries are under common control of Fly-E Group, resulting in the consolidation of Fly E-Bike and its subsidiaries, which was accounted as a reorganization of entities under common control at carrying value. The consolidated financial statements are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the consolidated financial statements of Fly-E Group.

The consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of March 31, 2024.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding company	Parent Company

FLY EV, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

FLY E-BIKE, INC.	● A Delaware Company ● Incorporated on August 22, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

UNIVERSE KING CORP	● A New York corporation ● Incorporated on November 19, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

UFOTS CORP.	● A New York corporation ● Incorporated on May 2, 2019 ● A retail store	100% owned by Fly E-Bike, Inc.

ARFY CORP.	● A New York corporation ● Incorporated on April 29, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

TKPGO CORP.	● A New York corporation ● Incorporated on July 3, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYFLS INC	● A New York corporation ● Incorporated on October 13, 2020 ● A retail store and corporate office	100% owned by Fly E-Bike, Inc.

FLY37 INC	● A New York corporation ● Incorporated on October 14, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FIYET INC	● A New York corporation ● Incorporated on November 12, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY GC INC.	● A New York corporation ● Incorporated on November 13, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY MHT INC.	● A New York corporation ● Incorporated on December 15, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYAM INC	● A New York corporation ● Incorporated on February 19, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

OFLYO INC	● A New York corporation ● Incorporated on March 29, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE INC	● A New York corporation ● Incorporated on March 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCLB INC	● A New York corporation ● Incorporated on April 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE NJ INC	● A New Jersey corporation ● Incorporated on June 8, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

ESEBIKE INC	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKEMIAMI INC	● A Florida corporation ● Incorporated on June 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

GOFLY INC	● A Texas corporation ● Incorporated on July 23, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY14 CORP.	● A New York corporation ● Incorporated on September 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

EDISONEBIKE INC.	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTRON INC.	● A New York corporation ● Incorporated on November 9, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCYCLE INC.	● A New York corporation ● Incorporated on January 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ2 INC.	● A New Jersey corporation ● Incorporated on February 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBWY INC.	● A New York corporation ● Incorporated on March 2, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCORONA INC.	● A New York corporation ● Incorporated on March 9, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

MEEBIKE	● A New York corporation ● Incorporated on March 25, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY6AVE, INC.	● A New York corporation ● Incorporated on April 16, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E BIKE NJ3, INC	● A New Jersey corporation ● Incorporated on July 18, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BROOKLYN, INC.	● A New York corporation ● Incorporated on November 2, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E-BIKE SAN ANTONIO INC	● A Texas corporation ● Incorporated on January 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE WORLD INC.	● A New York corporation ● Incorporated on February 27, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY DELIVERY INC.	● A New York corporation ● Incorporated on March 2, 2023 ● A delivery store	100% owned by Fly E-Bike, Inc.

FLYEBIKE MIAMI2 INC.	● A Florida corporation ● Incorporated on April 13, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYDC INC.	● A Washington, DC corporation ● Incorporated on May 31, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYMHT659 INC.	● A New York corporation ● Incorporated on June 2, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX745 INC.	● A New York corporation ● Incorporated on June 15, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYJH8509 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX2381 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ4 INC.	● A New York corporation ● Incorporated on October 4, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTORONTO Corp.	● A Toronto corporation ● Incorporated on October 18, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYLA INC.	● A California corporation ● Incorporated on December 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

Liquidity

As of March 31, 2024, the Company had working capital of approximately $0.34 million and cash of approximately $1.4 million. The Company had net income of approximately $1.9 million and $1.4 million for the years ended March 31, 2024 and 2023, respectively. On June 7, 2024, the Company closed the IPO of 2,250,000 shares of the common stock at the price of $4.00 per share, resulting in net proceeds to the Company of $7.9 million after deducting underwriting discounts and commissions and offering expenses. On June 25, 2024, the Company sold an additional 337,500 shares of common stock to the underwriters of the IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of approximately $1.2 million. The management plans to increase the Company’s revenue by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company anticipates that it will continue to generate net income for the foreseeable future and believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these consolidated financial statements.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”).

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

(c) Segment Information

The Company’s chief operating decision-makers (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. The Company and its subsidiaries offer E-bikes, E-motorcycles, E-scooters and other items and services in its stores. The Company’s retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the U.S., geographical segments are not presented. The Company’s operating segments are reported in one reportable segment. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

(d) Use of Estimates

In the application of the Company’s accounting policies, management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Significant accounting estimates include, but not limited to, useful lives of depreciable property and equipment, impairment of long-lived assets, the realization of deferred income tax assets, allowance for inventories, and discount rate for operating leases. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

(e) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and non-income tax matters.

An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of March 31, 2024 and 2023, no balance deposited with banks was uninsured.

(g) Accounts Receivable

Accounts receivable includes trade account due from customers. Accounts receivable is recorded at the invoiced amount less an allowance for any uncollectible accounts and does not bear interest, which is due after 30 to 90 days, depending on the credit term with the customers. Management considers the following factors when determining the collectability of specific accounts: historical experience, credit worthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. An allowance for doubtful accounts is made and recorded into general and administrative expenses based on the aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible. Accounts receivable which is deemed to be uncollectible is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. No allowance for doubtful accounts as of March 31, 2024 and 2023 was recorded.

On April 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, replacing the previous incurred loss impairment model, which makes allowances when there is substantial doubt as to the collectability and a loss is determined to be probable.

The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. In determining the probability of default, the Company mainly considers factors such as aging schedule of receivables, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. The Company concludes that there is no impact over the initial adoption of CECL model, which should be treated as cumulative-effect adjustment on retained earnings as of March 31, 2023.

There was nil and nil provision of allowance for credit losses as of March 31, 2024 and 2023, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the years ended March 31, 2024 and 2023, the impairment loss was $456,209 and $151,378, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2024 and 2023, no allowance against prepayments and other receivables was recorded.

(j) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

The estimated useful lives are as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3 – 10 years (shorter of lease term or useful lives)
Motor vehicles	5 years

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals, and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Construction in progress

Direct costs that are related to the construction of property, equipment and software and incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property, equipment and software items and the depreciation of these assets commences when the assets are ready for their intended use. In December 2023, the Company engaged DF Technology US Inc (“DFT”), a related party, for certain technology services, such as enterprise resource planning system (“ERP system”). As of March 31, 2024, construction in progress was $275,000 and primarily relating to the cost incurred to develop the software from DFT.

(k) Definite-Lived Intangible Assets

The Company owns property rights of certain technologies and designs that relate to the Underwriter Laboratories certificates issued for its products. The Company capitalizes the costs associated with design, development, acquisition and maintenance of its acquired property rights and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop the property rights would be capitalized and amortized over the balance of the useful life for the property rights. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in the estimate being accounted for on a prospective basis.

The estimated useful lives of intangibles assets are as follows:

Property rights	5-20 years

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property, plant and equipment, intangible assets subject to amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2024 and 2023, no impairment of long-lived assets was recognized.

(m) Deferred IPO Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred IPO costs consist of underwriting, legal, accounting and other professional expenses incurred through the balance sheet date that are directly related to the initial public offering of the Company and that will be charged to additional paid in capital upon the completion of the offering.

(n) Fair Value Measurements

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

Level-1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level-2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level-3	—	Unobservable inputs which are supported by little or no market activity.

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, contract liabilities, accrued expenses and other payables, and tax payables have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and 2023.

(o) Revenue Recognition

The Company follows the revenue accounting requirements of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The core principle underlying the revenue recognition of this ASC allows the Company to recognize revenue that represents the transfer of products and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of products and services transfers to a customer.

To achieve that core principle, the Company applies a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

Product revenue — Performance obligation satisfied at point in time

The Company generates substantially all its revenues from sales of products such as smart E-bikes, E-motorcycles, E-scooters and accessories to the retail and wholesale customers through its wholly owned subsidiaries stores. In accordance with ASC 606, the Company’s performance obligations are satisfied upon the control of products being passed to the customer, which is the point in time that the customers are able to direct the use of and obtain substantially all of the economic benefit of the products or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the products, and physical possession of, legal title to, and the risks and rewards of ownership of the products have been transferred, and the customer has accepted the products. Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowance. which occurs at the point of sale, or the services have been rendered. Historically, the Company has not experienced any significant returns nor provided significant customer discounts.

The Company offers an assurance-type warranty to its customers. An assurance-type warranty guarantees that the product will perform as promised and is not a performance obligation. This type of warranty promises to repair or replace a delivered good or service if it does not perform as expected. Since an assurance-type warranty guarantees the functionality of a product, the warranty is not accounted for as a separate performance obligation, and thus no transaction price is allocated to it. Rather, to account for an assurance-type warranty the vendor should estimate and accrue a warranty liability when the promised good or service is delivered to the customer (see ASC 460-10).

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $27,714 and $22,056 of warranty reserves under accrued expenses and other payables as of March 31, 2024 and 2023, respectively. The Company has no contract assets and contract liabilities balances as of March 31, 2024 and 2023, respectively.

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended March 31,
	2024	2023
Revenues-retail	$26,389,720	$18,844,921
Revenues-wholesale	5,815,946	2,930,016
Net revenues	$32,205,666	$21,774,937

(p) Selling Expenses

Selling expenses mainly consist of advertising costs, marketing referring expenses and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $64,423 and $49,420 for the years ended March 31, 2024 and 2023, respectively.

(q) Software Development Costs

ASC Topic 985-20, Software — Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. The development of the Fly E-Bike app is still in its preliminary stage and the development of core functions has not yet been completed. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the years ended March 31, 2024 and 2023, development costs amounted to $7,460 and $80,040, respectively, which were recorded under general and administrative expenses.

(r) Income Taxes

Current income taxes are provided based on net income/(loss) for financial reporting purposes and adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets (the “DTAs”) are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. DTAs are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the DTAs will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2023 are subject to examination by any appropriate tax authorities. For the year ended March 31, 2024, the Company accrued $60,487 income tax related penalty included in taxes payable in the consolidated balance sheets. For the year ended March 31, 2023, no penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

(s) Leases

The Company accounts for leases in accordance with ASC 842. The Company leases premises for offices, warehouses, and retail stores under non-cancellable operating leases.

The Company recognizes right-of-use assets and lease liabilities for all leases at the commencement date of a lease, except for short-term leases and low-value asset leases accounted for applying a recognition exemption where lease payments are recognized as expenses on a straight-line basis over the lease terms. Leases with an initial term of 12 months or less are short-term leases and not recognized as operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term.

Right-of-use assets are initially measured at cost, which comprises the initial measurement of lease liabilities adjusted for lease payments made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs needed to restore the underlying assets, and less any lease incentives received. Right-of-use assets are subsequently measured at cost less accumulated depreciation and impairment losses and adjusted for any remeasurement of the lease liabilities. Right-of-use assets are presented on a separate line in the consolidated balance sheets.

Right-of-use assets are depreciated using the straight-line method from the commencement dates to the earlier of the end of the useful lives of the right-of-use assets or the end of the lease terms.

Lease liabilities are initially measured at the present value of the lease payments, which comprise fixed payments, in-substance fixed payments, variable lease payments which depend on an index or a rate. The lease payments are discounted using the interest rate implicit in a lease if that rate can be readily determined. If that rate cannot be readily determined, the Company uses the lessee’s incremental borrowing rate. Subsequently, lease liabilities are measured at amortized cost using the effective interest method, with interest expense recognized over the lease terms. When there is a change in a lease term or a change in future lease payments resulting from a change in an index or a rate used to determine those payments, the Company remeasures the lease liabilities with a corresponding adjustment to the right-of-use-assets. However, if the carrying amount of the right-of-use assets is reduced to zero, any remaining amount of the remeasurement is recognized in profit or loss. Lease liabilities are presented on a separate line in the consolidated balance sheets.

Variable lease payments that do not depend on an index or a rate are recognized as expenses in the periods in which they are incurred.

(t) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the years ended March 31, 2024 and 2023.

For the year ended March 31, 2024, the Company’s top three suppliers represented 36%, 21% and 13% of total purchases of the Company, respectively. For the year ended March 31, 2023, the Company’s top three suppliers represented 33%, 21% and 12% of total purchase of the Company respectively. As of March 31, 2024, three suppliers accounted for 31%, 26%, and 23% of accounts payable balance, respectively. As of March 31, 2023, three suppliers accounted for 55%, 27% and 11% of accounts payable balance, respectively.

Concentration of credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Historically, the Company did not have any bad debt on its account receivable.

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, term deposits, restricted cash, short-term investments, and accounts receivable, net. The Company’s investment policy requires cash and cash equivalents, term deposits, restricted cash, and short-term investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. The Company regularly evaluates the credit standing of the counterparties or financial institutions.

(u) Related Parties

A related party is generally defined as (i) any person and or their immediate family hold 10% or more of the Company’s securities (ii) the Company’s management and/or their immediate family, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related parties may be individuals or corporate entities. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s length transactions unless such representations can be substantiated.

(v) Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

For the years ended March 31, 2024 and 2023, there were no dilutive shares.

(w) Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations. The reporting currency of the Company is United States Dollar ($). The Company’s subsidiary in Canada maintains its books and records in its local currency, Canadian dollar (CAD), which is the functional currency for this subsidiary as it is the primary currency of the economic environment in which this entity operates.

In general, for consolidation purposes, assets and liabilities of subsidiaries whose functional currency is not United States Dollar are translated into United States Dollar in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

(x) Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company plans to adopt the provisions of this guidance in conjunction with its Form 10-K for the fiscal year ending March 31, 2025.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company plans to adopt the provisions of this guidance in conjunction with its Form 10-K for the fiscal year ending March 31, 2026.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

(y) Reclassification

The Company has reclassified certain prior year amounts to conform to current year presentation. The Company reclassified $279,985 from inventories reserve to changes in inventories for the year ended March 31, 2023 in the consolidated statement of cash flows. The reclassification had no impact to the Company’s net cash provided by operating activities for the year ended March 31, 2023.

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2024	March 31, 2023
Batteries	$1,009,228	$1,370,513
Electric Vehicles	2,634,643	2,485,573
Tires	687,927	414,031
Accessories	1,546,283	—
Inventories	5,878,081	4,270,117
Inventory reserves	(514,021)	(431,363)
Inventories, net	$5,364,060	$3,838,754

Movements of inventory reserves are as follows:

	March 31, 2024	March 31, 2023
Beginning balance	$431,363	$279,985
Addition	456,209	151,378
Write off	(373,551)	—
Ending Balance	$514,021	$431,363

As of March 31, 2024 and 2023, the inventory allowance balance was $514,021 and $431,363, respectively. For the years ended March 31, 2024 and 2023, the impairment loss was $456,209 and $151,378, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other current assets as of March 31, 2024 and 2023 consisted of the following:

	March 31, 2024	March 31, 2023
Prepaid rent	$179,792	$26,332
Prepayments to vendors	143,018	647,746
Prepaid iCloud Server	1,747	—
Prepayments to DMV	—	500
Prepaid insurance	237,207	108,241
Prepayments to other service providers	26,896	—
Total Prepayment and Other Receivables	$588,660	$782,819

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2024 and 2023 consisted of the following:

	March 31, 2024	March 31, 2023
Furniture & Fixtures	$400,558	$113,485
Machinery & Equipment	212,317	103,684
Automobile	306,607	242,633
Leasehold improvements	976,870	575,134
Construction in progress-Software	275,000	—
Property and Equipment	2,171,352	1,034,936
Less: Accumulated depreciation	(416,330)	(249,651)
Property and Equipment, net	$1,755,022	$785,285

For the years ended March 31, 2024 and 2023, the depreciation expenses were $272,708 and $145,783, respectively.

In December 2023, the Company engaged DFT, a related party, for certain technology services, for example ERP system. The total contract price for the technology services provided will be up to $2.5 million, which will be payable in installments as per the milestones outlined. The final delivery of the ERP system is scheduled for May 10, 2025, subject to adjustments mutually agreed upon by the parties in response to any changes in project scope or unforeseen delays. As of March 31, 2024, construction in progress was $275,000 and primarily relating to the cost incurred to develop the software from DFT. As of March 31, 2024, the Company had a prepayment of $1,279,000 to DFT (see Note 13 – Long-term prepayment for software development – related parties, net). In the future, the Company needs to pay up to $0.9 million to DFT.

6 — INTANGIBLE ASSETS, NET

Intangible assets as of March 31, 2024 and 2023 consisted of the following:

	March 31, 2024	March 31, 2023
Property rights	$38,032	$—
Total Intangible assets	38,032	—
Less: Accumulated Amortization	(1,648)	—
Intangible assets, net	$36,384	$—

For the years ended March 31, 2024 and 2023, the amortization expenses were $1,648 and nil, respectively.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	March 31, 2024	March 31, 2023
Accrued payroll	$121,120	$15,808
Advances from customers	25,099	36,396
Advances from IGH Holding Inc	49,000	—
Accrued warranty	27,714	22,056
Payroll tax and sales tax payable	245,226	155,689
Accrued store expenses	21,975	123,996
Accrued IPO offering cost	225,000	11,717
Accrued freight in cost	107,255	—
Accrued professional fee	103,000	—
Accrued Expenses and Other Current Liabilities	$925,389	$365,662

8 — LOAN PAYABLE

A summary of the Company’s loans is listed as follows:

Lender	Due Date	March 31, 2024	March 31, 2023
Flushing Bank(i)	June 1, 2027	$—	$435,537
Chase Bank(ii)	October 25, 2027	176,366	214,529
Chase Bank(iii)	January 12, 2028	56,580	68,051
Chase Bank(x)	September 28, 2028	221,197	—
Xuper Funding(iv)(v)	May 01, 2023	—	259,072
Leaf Capital Funding, LLC(vi)	September 30, 2027	46,856	58,263
Sinoelite Corp(vii)	April 03, 2024	100,000	100,000
Automobile Loan – Honda(viii)	June 25, 2027	28,833	—
Bank of Hope(ix)	September 15, 2024	391,227	—
Bank of Hope(ix)	September 22, 2024	400,000	—
Bank of Hope(ix)	December 12, 2024	205,000	—
Total loan payables		1,626,059	1,135,452
Current portion of loan payables		(1,213,242)	(412,224)
Long-term loan payables		$412,817	$723,228

(i)	On June 14, 2022, Ctate (now merged into Fly E-Bike, Inc.) obtained a five-year long-term loan of $500,000 from Flushing Bank with an annual interest rate of 7%. The collateral provided includes all of Ctate’s inventory, accounts, notes, machinery, equipment, fixtures and other products, and any proceeds and products generated from these items in any form. On September 20, 2023, the Company paid off this loan in full.

(ii)	On October 25, 2022, the Company’s subsidiary, Universe King Corp. obtained a five-year long-term loan of $230,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.35%. Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Universe King Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. From April 1 to June 26, 2024, the Company paid $9,888 on principal and interest of the loan.

(iii)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. From April 1 to June 26, 2024, the Company paid $4,455 on principal and interest of the loan.

(iv)	On January 11, 2023, Fly E-Bike, Inc. obtained a seven-month short-term loan of $250,000 from Xuper Funding with annual interest rate of 136%. On May 1, 2023, the Company paid off this loan in full.

(v)	On February 23, 2023, Fly E-Bike, Inc. obtained a seven-month short-term loan of $100,000 from Xuper Funding with an annual interest rate of 54%. On May 1, 2023, the Company paid off this loan in full.

(vi)	On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. From April 1 to June 26, 2024, the Company paid $3,785 on principal and interest of the loan.

(vii)	On January 3, 2023, Fly E-Bike, Inc. obtained a one-year and three-month long-term loan of $100,000 from Sinoelite Corp with no interest. On April 25, 2024, the Company paid off this loan in full.

(viii)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. From April 1 to June 26, 2024, the Company paid $1,579 on principal and interest of the loan.

(ix)	On September 20, 2023, Fly-E Group, Inc obtained a line of credit of $1,000,000 from Bank of Hope with a floating annual interest rate, currently at 8.5%. On the same date, the Company withdrew $391,226 from Bank of Hope to pay off the loan balance with Flushing Bank as of September 15, 2023. On September 22, 2023 and December 12, 2023, the Company withdrew $400,000 and $205,000, respectively, from Bank of Hope to support its business operations. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group pledged to Bank of Hope the following items: inventory, chattel paper, accounts, equipment, and general intangibles of first 29 incorporated subsidiaries of the Company.

(x)	On October 2, 2023, the Company’s subsidiary, Fly14 Corp. obtained a five-year long-term loan of $240,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.40%. To secure payment and performance of the liabilities, Fly14 Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. From April 1 to June 26, 2024, the Company paid $10,329 on principal and interest of the loan.

For the years ended March 31, 2024 and 2023, the total interest expenses on the Company’s outstanding loans amounted to $152,050 and $100,387, respectively.

9 — STOCKHOLDER’S EQUITY

Prior to the effectiveness of the stock split discussed below, the Company was authorized to issue 400 shares of common stock having a par value of $0.01 per share and 40 shares of preferred stock having a par value of $0.01 per share. There were 200 shares of common stock were issued and outstanding prior to the effectiveness of the stock split.

On March 27, 2024, the Company’s board of directors approved a 1-for-110,000 stock split of the Company’s capital stock. The stock split became effective on April 2, 2024. The par value of the Company’s common stock remained unchanged at $0.01 per share, and the number of authorized shares of the Company’s capital stock was increased from 440 to 48,400,000, with the number of authorized shares of common stock and preferred stock being increased from 400 to 44,000,000 and from 40 to 4,400,000, respectively.

As of March 31, 2024 and 2023, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders.

During the year ended March 31, 2024, Mr. Ou paid certain vendors of the Company to settle certain accounts payable balance on behalf the Company. On June 30, 2023, the Company transferred $2.26 million, a portion of the accounts payable balance, along with a cash contribution of $0.14 million from Mr. Zhou Ou as capital contribution (see Note 13). As of March 31, 2024, a total of $2.4 million were transferred and recorded as capital contribution (see Note 13).

10 — INCOME TAX

(a) Income Tax Expense

The company conduct business both domestically and internationally and, as a result, the parent company and most of its subsidiaries file a consolidated income tax return in U.S. federal, U.S. states and U.S. Cities, and one of the subsidiaries files a foreign income tax return in certain foreign jurisdictions.

The Company will file a consolidated annual U.S. federal tax return for tax year ending March 31, 2024, as well as combined tax returns for New Jersey, New York State, Florida, Texas, California, District of Columbia, and New York City. Most subsidiaries of the Company were incorporated in the State of New York and are subject to the U.S. federal corporate income taxes with a tax rate of 21.0%. The State of New York levies a corporate income tax rate of 8.45% on state-level earnings. In addition, a sum of fixed dollar minimum taxes is imposed on the taxable group members, in accordance with their gross receipts within the State of New York. The City of New York levies a 6.50% city corporate income tax, along with a sum of fixed dollar minimum taxes, applied to taxable group members based on their gross receipts within the city. Four of the Company’s subsidiaries are located in New Jersey, which imposes a state income tax rate of 9.0%. One of the Company’s subsidiaries is located in Florida, which imposes a state income tax rate of 5.5%. Two subsidiaries of the Company are located in Texas, which imposes a state income tax rate of 0.75% on the appointed state revenue. One of the Company’s subsidiaries is located in California, which imposes a state income tax rate of 8.84%. One of the Company’s subsidiaries is located in District of Columbia, which imposes a state income tax rate of 8.25%.

The Company’s wholly owned foreign subsidiary in Canada will file a Canadian federal tax return for tax year ending March 31, 2024, as well as Ontario state tax return. It is subject to the Canadian federal corporate income taxes with a tax rate of 15.0% and Ontario state corporate income taxes with a tax rate of 11.5%.

Income tax on unappropriated earnings is accrued during the period the earnings arise and adjusted to the extent that distributions are approved by the stockholders in the following year.

Income tax expense for the years ended March 31, 2024 and 2023 amounted to $1.18 million and $0.82 million, respectively. Significant components of the provision for income taxes are as follows:

	For the Year Ended March 31,
	2024	2023
Current
Federal	$474,445	$210,924
State	297,885	107,325
City	234,510	54,847
Deferred
Federal	158,300	236,200
State	36,300	115,700
City	21,500	96,900
Foreign	(40,007)	—
Total	$1,182,933	$821,896

The provision for income taxes is based on the following pretax income (loss):

	For the Year Ended March 31,
	2024	2023
U.S.	$3,275,797	$2,200,467
Canada	(197,642)	-
Total	$3,078,155	$2,200,467

For the year ended March 31, 2024, the total pre-tax income was $3.1 million, which included $3.3 million pre-tax income in U.S. and $0.2 million pre-tax loss in Canada. For the year ended March 31 2023, the total pre-tax income was $2.2 million all of which was generated in the U.S.

The following table reconciles to the Company’s effective tax rate:

	For the Year Ended March 31,
	2024	2023
Pre-tax book income	$3,078,155	$2,200,467
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	7.9%	9.5%
City income tax rate, net of federal income tax benefit	5.0%	6.9%
Foreign statutory rate	—	—
Permanent differences	5.2%	1.6%
Return to project adjustment	(0.8)%	(1.6)%
Total	38.3%	37.4%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the years ended March 31, 2024, the Company accrued $60,487 in income tax related penalty included in taxes payable in the consolidated balance sheets.

United States

Income tax expense for the year ended March 31, 2024 and 2023 amounted to $1.22 million and $0.82 million, respectively.

Significant components of the provision for income taxes are as follows:

	For the Year Ended March 31,
	2024	2023
Current
Federal	$474,445	$210,924
State	297,885	107,325
City	234,510	54,847
Deferred
Federal	158,300	236,200
State	36,300	115,700
City	21,500	96,900
Total	$1,222,940	$821,896

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax benefit for the year ended March 31, 2024 and 2023 amounted to $40,007 and nil, respectively. Significant components of the provision for income taxes are as follows:

	For the Year Ended March 31,
	2024	2023
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(22,845)	—
State	(17,515)	—
City	353	—
Total	$(40,007)	$—

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of March 31, 2024 amounted to $35,199, and as of March 31, 2023, net Deferred Tax Assets (the “DTLs”) amounted to $211,100. Significant components of DTAs (DTLs), net are as follows:

	As of March 31, 2024	As of March 31, 2023
Net operating loss carry forwards	$40,332	$93,800
Inventory reserve	186,000	155,400
Lease liability	5,810,000	3,702,500
Less: Valuation allowance	—	—
Total deferred tax assets (DTAs)	$6,036,332	$3,951,700
Accumulated depreciation	(482,133)	(230,600)
ROU asset	(5,519,000)	(3,510,000)
Total deferred tax liabilities (DTLs)	(6,001,133)	(3,740,600)
Total deferred tax assets, net	$35,199	$211,100
Deferred tax assets (liabilities) – U.S., net	$(5,000)	$211,100
Deferred tax assets – Canada, net	$40,199	—

As of March 31, 2024 and 2023, the Company had approximately $6.04 million and $3.95 million, respectively, in the DTAs, which respectively included approximately $0.04 million and $0.09 million related to net operating loss carryforwards that can be used to offset taxable income in future periods, $5.81 million and $3.70 million related to lease liability, and $0.19 million and $0.16 million related to inventory allowance.

As of March 31, 2024 and 2023, the Company had approximately $6.00 million and $3.74 million, respectively, which included $0.48 million and $0.23 million, respectively, in the DTLs that related to accumulated depreciation and $5.52 million and $3.51 million related to ROU asset.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of March 31, 2024 and 2023, the Company recorded approximately $0.04 million and $0.21 million, respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized. As of March 31, 2024, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

For the year ended March 31, 2024 and 2023, the Company’s pre-tax book income in the U.S. was approximately $3.08 million and $2.20 million, respectively, and all of previous net tax loss carry forward was used to reduce taxable income in the current period. In addition, for the years ended March 31, 2024 and 2023, the Company’s pre-tax book loss in Canada was approximately $0.20 million and nil, respectively.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

Effective on April 1, 2019, the Company adopted Topic 842. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	March 31, 2024	March 31, 2023
Operating ROU:
ROU assets	$16,000,742	$10,261,556
Total operating ROU assets	$16,000,742	$10,261,556

	March 31, 2024	March 31, 2023
Operating lease obligations:
Current operating lease liabilities	$2,852,744	$1,836,737
Non-current operating lease liabilities	13,986,879	8,979,193
Total lease liabilities	$16,839,623	$10,815,930

The Company had 38 and 31 leases as of March 31, 2024 and 2023, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.4%
Weighted average remaining lease term (years)	5.51 years

The weighted average lease term, discount rates, and remaining lease terms for the operating lease as of March 31, 2023 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	5%
Weighted average remaining lease term (years)	6.47 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. Lease expenses were $3.31 million, including $0.66 million cost of goods-occupancy cost, $2.42 million rent expense in selling expense, and $0.23 million rent expense in general and administrative expense for the year ended March 31, 2024. Lease expenses were $2.34 million, including $0.48 million cost of goods-occupancy cost, $1.74 million rent expense in selling expense, and $0.12 million rent expense in general and administrative expense for the year ended March 31, 2023.

As of March 31, 2024, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

As of March 31, 2024	Operating Lease Liabilities
2025	$3,818,603
2026	3,774,838
2027	3,666,143
2028	3,260,536
2029	2,678,719
Thereafter	2,889,477
Total lease payments	20,088,316
Less: interest	(3,248,693)
Present value of lease liabilities	$16,839,623

12 — COMMITMENTS AND CONTINGENCIES

Commitments

The Company has not entered any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to itself or engages in leasing, hedging or product development services with itself. As of March 31, 2024, the remaining commitment amount for purchase of software development  is $946,000, and the Company will pay this amount within one year. As of March 31, 2024, the remaining commitment amount for purchase of office property is $3,144,000, and the Company will pay $1,589,700 within one year and mortgage the rest $1,554,300.

Contingencies

Legal

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

The Company’s products and other production facilities as well as the packaging, storage, distribution, advertising and labeling of its products, are subject to extensive legal and regulatory requirements. For example, pursuant to the DMV registration requirement, the Company must satisfy the DMV Registration requirements and conduct required testing for all of its products sold in U.S. Loss of or failure to renew or obtain necessary permits, licenses, registrations, or certificates could prevent the Company from legally selling its products in the U.S. If the Company were found to be in violation of applicable laws and regulations, it could be subject to administrative punishment, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects. As of the date hereof, the Company believes it is in compliance with the relevant regulations in the U.S.

Inflation

Inflationary factors, such as increases in personnel and overhead costs, could impair the Company’s operating results. Although the Company does not believe that inflation has had a material impact on the Company’s financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on the Company’s ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenue if the revenues do not increase with such increased costs.

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable — related parties

Name of Related Party	Relationship	Nature	March 31, 2024	March 31, 2023
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$326,914	$136,565
Accounts receivable — related parties			$326,914	$136,565

In June 2024, the Company received $282,814 from Fly E Bike SRL.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	March 31, 2024	March 31, 2023
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$180,256	—
PJMG LLC	Ruifeng Guo (CFO), owns over 50% equity interest of this entity	Prepayments	$60,000	—
Prepayments and other receivables – related parties			$240,256	$—

During the year ended March 31, 2024, the Company advanced $291,756 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. This advance is unsecured, bears no interest and does not have a maturity date. During the year ended March 31, 2024, Fly E Bike SRL repaid $111,500 to the Company. On June 12, 2024, the Company received $180,256 from Fly E Bike SRL. For the prepayments to PJMG LLC, please refer to Note 13 - Loan payables — related party.

Long-term prepayment for software development – related parties, net

Name of Related Party	Relationship	Nature	March 31, 2024	March 31, 2023
DF Technology US Inc	Ruifeng Guo (CFO), owns over 50% equity interest of this entity	Long-term prepayment for software development	$1,279,000	$—
Long-term prepayment for software development — related parties, net			$1,279,000	$—

In December 2023, the Company engaged DFT for certain technology services. Mr. Guo, the Company’s CFO, owns over 50% of the equity interest in DFT. As of March 31, 2024, the Company paid $1,279,000 to DFT as prepayment for software development. As of March 31, 2024, construction in progress was $275,000 (see Note 5 – Property and Equipment).

Other payables — related parties

Name of Related Party	Relationship	Nature	March 31, 2024(i)	March 31, 2023(i)
Zhou Ou	Chairman, CEO of the Company	Other payable	$92,229	$332,481
Other Payables-related parties			$92,229	$332,481

(i)	Represents the remaining balance of the advance provided by the related party to the Company’s subsidiaries for the purpose of supporting their business operations.

All of the above payables are unsecured, non-interest bearing, and due on demand. the Company paid a total of $290,252 and $2,496,323 to Mr. Zhou Ou during the years ended March 31, 2024 and 2023, respectively.

Loan payables — related party

Name of Related Party	Relationship	Nature	March 31, 2024	March 31, 2023
PJMG LLC	Ruifeng Guo (CFO) owns over 50% equity interest of this entity	Loan payable	$—	$150,000
Loan Payables-related parties			$—	$150,000

On February 1, 2023, PJMG LLC (“PJMG”), a company in which Mr. Guo, the Company’s CFO, holds over 50% of the equity interests, provided a loan of $150,000 to the Company (the “PJMG Loan”). The PJMG Loan was unsecured, bore no interest and was set to mature on May 31, 2024. Furthermore, the Company has agreed to retain the services of PJMG as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $210,000 to PJMG during the year ended March 31, 2024, of which $150,000 was applied to offset the PJMG Loan. The remaining prepayments balance was $60,000 as of March 31, 2024, and it will be used from June 2024. See Note 13 - Prepayments and other receivables — related parties.

(B) Related party transactions

Revenues — related party

			For the Years ended March 31,
Name of Related Party	Relationship	Nature	2024	2023
Fly E Bike SRL	Zhou Ou (CEO) owns over 50% equity interest of this entity	Product sales	$326,914	$136,565
Revenues-related parties			$326,914	$136,565

During the years ended March 31, 2024 and 2023, Fly E Bike SRL purchased certain EV products from the Company in the amount of $326,914 and $136,565, respectively.

(C) Other Related Party Transactions

(i) During the year ended March 31, 2024, Mr. Ou paid certain vendors of the Company to settle certain accounts payable balance on behalf the Company. On June 30, 2023, the Company transferred $2,263,630, a portion of the accounts payable balance, along with a cash contribution of $136,370 from Mr. Zhou Ou as capital contribution (see Note 9). On July 18, 2023, Mr. Ou paid $50,000 to one of the vendors on behalf the Company. As of March 31, 2024, a total of $2,400,000 were transferred and recorded as capital contribution (see Note 9).

(ii) On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s CFO, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were $100,000 and $25,000 for the years ended March 31, 2024 and 2023, respectively. In addition, during the year ended March 31, 2024, the Company paid DGLG a total of $123,000 for tax services rendered by DGLG.

14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after March 31, 2024, up through June 27, 2024, the date at which the consolidated financial statements were issued, except for the event mentioned below the Company did not identify any subsequent events with material financial impact on the Company’s consolidated financial statements.

On April 25, 2024, the Company paid off the loan from Sinoelite Corp of $100,000.

On June 7, 2024, the Company completed its initial public offering and issued 2,250,000 shares of common stock, at a price of $4.00 per share. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 337,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 337,500 shares of common stock to the underwriters for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from the initial public offering, including the exercise of over-allotment option, were approximately $9.2 million. The Company also issued to The Benchmark Company, LLC, the representative of the underwriters, and its designees warrants to purchase 129,375 shares of its common stock.

On June 1, 2024, the Company engaged Taptalk LLC to promote the Company’s designated products or corporate image on the TikTok shop platform. The contract is valid from June 1, 2024 to June 2025. On June 14, 2024, the Company paid $160,500 to Taptalk LLC.