Form 10-Q
period 2024-06-30
Fly-E Group, Inc.
filed 2024-08-16
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _______

Commission file number 001-42122

FLY-E GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	92-0981080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136-40 39th Avenue Flushing, New York	11354
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (929) 410-2770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FLYE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of August 15, 2024, there were 24,587,500 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), Section 21E of the Exchange Act, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	the lingering impact of COVID-19 on our business;

●	increased government regulation of our industry;

●	the risk of losing cash balances exceeding insurance limits held at banks;

●	our ability to grow the rental services;

●	tariffs and currency exchange rates; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 44 of this Report and our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this prospectus supplement and the accompanying prospectus may not occur.

You should read this Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	June 30, 2024	March 31, 2024
ASSETS
Current Assets
Cash	$4,467,868	$1,403,514
Accounts receivable	371,916	212,804
Accounts receivable – related parties	47,742	326,914
Inventories, net	6,089,083	5,364,060
Prepayments and other receivables	2,654,196	588,660
Prepayments and other receivables – related parties	240,162	240,256
Total Current Assets	13,870,967	8,136,208
Property and equipment, net	2,011,495	1,755,022
Security deposits	805,435	781,581
Deferred IPO costs	-	502,198
Deferred tax assets, net	94,298	35,199
Operating lease right-of-use assets	15,757,380	16,000,742
Intangible assets, net	35,433	36,384
Long-term prepayment for property	569,700	450,000
Long-term prepayment for software development– related parties	2,054,000	1,279,000
Total Assets	$35,198,708	$28,976,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$406,449	$1,180,796
Current portion of long-term loan payables	1,116,044	1,213,242
Accrued expenses and other payables	422,098	925,389
Other payables – related parties	2,229	92,229
Operating lease liabilities – current	3,092,721	2,852,744
Taxes payable	1,131,009	1,530,416
Total Current Liabilities	6,170,550	7,794,816
Long-term loan payables	381,890	412,817
Operating lease liabilities – non-current	13,675,379	13,986,879
Total Liabilities	20,227,819	22,194,512

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 4,400,000 shares authorized and nil outstanding as of June 30, 2024 and March 31, 2024*	—	—
Common stock, $0.01 par value, 44,000,000 shares authorized and 24,587,500 shares outstanding as of June 30, 2024 and 22,000,000 shares outstanding as of March 31, 2024*	245,875	220,000
Additional Paid-in Capital	10,744,024	2,400,000
Shares Subscription Receivable	(219,998)	(219,998)
Retained Earnings	4,216,141	4,395,649
Accumulated other comprehensive loss	(15,153)	(13,829)
Total FLY-E Group, Inc. Stockholders’ Equity	14,970,889	6,781,822
Total Liabilities and Stockholders’ Equity	$35,198,708	$28,976,334

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,
	2024	2023
Revenues	$7,873,426	$7,842,346
Cost of Revenues	4,773,792	5,119,631
Gross Profit	3,099,634	2,722,715

Operating Expenses
Selling Expenses	1,612,495	1,083,106
General and Administrative Expenses	1,532,638	872,065
Total Operating Expenses	3,145,133	1,955,171
(Loss) Income from Operations	(45,499)	767,544

Other Income (Expenses), net	6,518	(11,078)
Interest Expenses, net	(68,082)	(32,623)
(Loss) Income Before Income Taxes	(107,063)	723,843
Income Tax Expense	(72,445)	(283,400)
Net (Loss) Income	$(179,508)	$440,443

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,324)	—
Total Comprehensive (Loss) Income	$(180,832)	$440,443

(Losses) Earnings per Share*	$(0.01)	$0.02
Weighted Average Number of Common Stock
– Basic and Diluted*	22,636,250	22,000,000

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Loss	Earnings	Equity

Balance at March 31, 2024	—	$—	22,000,000	$220,000	2,400,000	(219,998)	$(13,829)	$4,395,649	$6,781,822
Net Loss	—	—	—	—	—	—	—	(179,508)	(179,508)
Issuance of common stock upon initial public offering, net	—	—	2,587,500	25,875	8,344,024	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	(1,324)	—	(1,324)
Balance at June 30, 2024	—	$—	24,587,500	$245,875	$10,744,024	$(219,998)	$(15,153)	$4,216,141	$14,970,889

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

	Preferred Stock		Common Stock		Shares Subscription	Additional Paid-in	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Receivables	Capital	Earnings	Equity
Balance at March 31, 2023	—	$—	22,000,000	$220,000	(219,998)	$—	$2,500,427	$2,500,429
Net Income	—	—	—	—		—	440,443	440,443
Capital Contribution	—	—	22,000,000	$220,000	(219,998)	2,400,000	—	2,400,000
Balance at June 30, 2023	—	$—	22,000,000	$220,000	(219,998)	$2,400,000	$2,940,870	$5,340,872

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(179,508)	$440,443
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	95,051	63,668
Amortization expense	951	—
Deferred income taxes (benefits) expenses	(59,099)	208,800
Amortization of operating lease right-of-use assets	798,044	485,467
Inventories reserve	176,072	153,625
Changes in operating assets and liabilities:
Accounts receivable	(159,112)	(53,742)
Accounts receivable – related parties	279,172	(282,814)
Inventories	(901,095)	(1,411,037)
Prepayments and other receivables	(2,065,536)	(185,406)
Prepayments for operation services to related parties	(180,000)	—
Security deposits	(23,854)	(52,809)
Accounts payable	(774,347)	1,681,224
Accrued expenses and other payables	(503,291)	195,049
Operating lease liabilities	(626,205)	(458,937)
Taxes payable	(399,407)	36,504
Net cash (used in) provided by operating activities	(4,522,164)	820,035

Cash flows from investing activities
Purchases of equipment	(351,524)	(390,055)
Prepayments for property	(119,700)	—
Prepayment for purchasing software from a related party	(775,000)	—
Repayment from a related party	180,256	—
Advance to a related party	(162)	—
Net cash used in investing activities	(1,066,130)	(390,055)

Cash flows from financing activities
Advance to a related party	—	(56,000)
Borrowing from loan payables	247,500	—
Repayments of loan payables	(375,625)	(296,002)
Repayments on other payables - related parties	(90,000)	182,239
Payments of related party loan	—	(75,000)
Capital Contributions from Stockholders	—	136,370
Payments of IPO cost	(282,403)
Net proceeds from issuance of common stock - IPO	9,154,500	—
Net cash provided by (used in) financing activities	8,653,972	(108,393)
Net changes in cash	3,065,678	321,587
Effect of exchange rate changes on cash	(1,324)	—
Cash at beginning of the period	1,403,514	358,894
Cash at the end of the period	$4,467,868	$680,481

Supplemental disclosure of cash flow information
Cash paid for interest expense	$68,082	$32,623
Cash paid for income taxes	$481,929	$81,268

Supplemental disclosure of non-cash investing and financing activities
Settlement of accounts payable by capital contribution	$—	$2,263,630
Purchase of vehicle funded by loan	$—	$34,974
Deferred IPO cost recognized as additional paid-in capital	$502,198	$—
Termination of operating lease right-of-use assets and operating lease liabilities	$(2,962)	—
Right-of-use assets obtained in exchange for operating lease liabilities	$557,643	$1,234,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). As of August 14, 2024, the Company has opened a total of 40 stores, including 39 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

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

As a result of the Merger and the Share Exchange, Fly E-Bike and its subsidiaries are under common control of Fly-E Group, resulting in the consolidation of Fly E-Bike and its subsidiaries, which was accounted as a reorganization of entities under common control at carrying value. The unaudited condensed consolidated financial statements are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the unaudited condensed consolidated financial statements of Fly-E Group.

On June 7, 2024, the Company issued 2,250,000 shares of common stock, at a price of $4.00 per share in its initial public offering (“IPO”). The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 337,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 337,500 shares of common stock to the underwriters of its IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from its initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. The Company also issued to The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters, and its designees warrants to purchase 129,375 shares.

The unaudited condensed consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of June 30, 2024.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding company	Parent Company

FLY EV, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

FLY E-BIKE, INC.	● A Delaware Company ● Incorporated on August 22, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

UNIVERSE KING CORP	● A New York corporation ● Incorporated on November 19, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

UFOTS CORP.	● A New York corporation ● Incorporated on May 2, 2019 ● A retail store	100% owned by Fly E-Bike, Inc.

ARFY CORP.	● A New York corporation ● Incorporated on April 29, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

TKPGO CORP.	● A New York corporation ● Incorporated on July 3, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYFLS INC	● A New York corporation ● Incorporated on October 13, 2020 ● A retail store and corporate office	100% owned by Fly E-Bike, Inc.

FLY37 INC	● A New York corporation ● Incorporated on October 14, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FIYET INC	● A New York corporation ● Incorporated on November 12, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY GC INC.	● A New York corporation ● Incorporated on November 13, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY MHT INC.	● A New York corporation ● Incorporated on December 15, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYAM INC	● A New York corporation ● Incorporated on February 19, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

OFLYO INC	● A New York corporation ● Incorporated on March 29, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE INC	● A New York corporation ● Incorporated on March 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCLB INC	● A New York corporation ● Incorporated on April 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE NJ INC	● A New Jersey corporation ● Incorporated on June 8, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

ESEBIKE INC	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKEMIAMI INC	● A Florida corporation ● Incorporated on June 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

GOFLY INC	● A Texas corporation ● Incorporated on July 23, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY14 CORP.	● A New York corporation ● Incorporated on September 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

EDISONEBIKE INC.	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTRON INC.	● A New York corporation ● Incorporated on November 9, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCYCLE INC.	● A New York corporation ● Incorporated on January 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ2 INC.	● A New Jersey corporation ● Incorporated on February 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBWY INC.	● A New York corporation ● Incorporated on March 2, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCORONA INC.	● A New York corporation ● Incorporated on March 9, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

MEEBIKE	● A New York corporation ● Incorporated on March 25, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY6AVE, INC.	● A New York corporation ● Incorporated on April 16, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E BIKE NJ3, INC	● A New Jersey corporation ● Incorporated on July 18, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BROOKLYN, INC.	● A New York corporation ● Incorporated on November 2, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E-BIKE SAN ANTONIO INC	● A Texas corporation ● Incorporated on January 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE WORLD INC.	● A New York corporation ● Incorporated on February 27, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY DELIVERY INC.	● A New York corporation ● Incorporated on March 2, 2023 ● A delivery store	100% owned by Fly E-Bike, Inc.

FLYEBIKE MIAMI2 INC.	● A Florida corporation ● Incorporated on April 13, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYDC INC.	● A Washington, DC corporation ● Incorporated on May 31, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYMHT659 INC.	● A New York corporation ● Incorporated on June 2, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX745 INC.	● A New York corporation ● Incorporated on June 15, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYJH8509 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX2381 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ4 INC.	● A New York corporation ● Incorporated on October 4, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTORONTO Corp.	● A Toronto corporation ● Incorporated on October 18, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYLA INC.	● A California corporation ● Incorporated on December 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FWMOTOR INC.	● A New York corporation ● Incorporated on April 3, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

DCMOTOR INC.	● A Maryland corporation ● Incorporated on April 9, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

AOFL LLC	● A New York corporation ● Incorporated on June 25, 2024 ● A holding company	100% owned by Fly E-Bike, Inc.

Liquidity

As of June 30, 2024, the Company had working capital of approximately $7.7 million and cash of approximately $4.5 million. The Company had net loss of approximately $0.2 million and net income of approximately $0.4 million for the three months ended June 30, 2024 and 2023, respectively. On June 7, 2024, the Company closed the IPO of 2,250,000 shares of the common stock at the price of $4.00 per share, resulting in net proceeds to the Company of $7.9 million after deducting underwriting discounts and commissions and offering expenses. On June 25, 2024, the Company sold an additional 337,500 shares of common stock to the underwriters of the IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of approximately $1.2 million.   The management plans to increase the Company’s revenue by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company anticipates that it will continue to generate net income for the foreseeable future and believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”).   The accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and its ability to attract investors and to borrow funds on reasonable economic terms. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year ending March 31, 2025. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the years ended March 31, 2024 and 2023.

(b) Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

(d) Use of Estimates

In the application of the Company’s accounting policies, management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Significant accounting estimates include, but not limited to, useful lives of depreciable property and equipment, impairment of long-lived assets, the realization of deferred income tax assets, allowance for inventories, and discount rate for operating leases. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the unaudited condensed consolidated financial statements.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of June 30, 2024 and March 31, 2024, $2.5 million and nil cash deposited with banks was uninsured, respectively.

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

There was nil and nil provision of allowance for credit losses as of June 30, 2024 and March 31, 2024, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the three months ended June 30, 2024 and 2023, the impairment loss was $176,072 and $153,625, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2024 and March 31, 2024, no allowance against prepayments and other receivables was recorded.

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

Construction in progress

Direct costs that are related to the construction of property, equipment and software and incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property, equipment and software items and the depreciation of these assets commences when the assets are ready for their intended use. In December 2023, the Company engaged DF Technology US Inc (“DFT”), a related party, for certain technology services, such as enterprise resource planning system (“ERP system”). As of June 30, 2024 and March 31, 2024, construction in progress was $500,000 and $275,000, respectively,   and primarily relating to the cost incurred to develop the software by DFT.

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

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property, plant and equipment, intangible assets subject to amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2024 and March 31, 2024, no impairment of long-lived assets was recognized.

(m) Deferred IPO Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred IPO costs consist of underwriting, legal, accounting and other professional expenses incurred through the balance sheet date that are directly related to the initial public offering of the Company and that will be charged to additional paid in capital upon the completion of the offering.   Total deferred offering cost of $502,198 reclassed to additional paid-in-capital upon IPO.

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

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, contract liabilities, accrued expenses and other payables, and tax payables have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024.

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $16,452 and $27,714 of warranty reserves under accrued expenses and other payables as of June 30, 2024 and March 31, 2024, respectively. The Company has no contract assets and contract liabilities balances as of June 30, 2024 and March 31, 2024, respectively.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended June 30,
	2024	2023
Revenues-retail	$6,870,418	$6,168,173
Revenues-wholesale	1,003,008	1,674,173
Net revenues	$7,873,426	$7,842,346

(p) Selling Expenses

Selling expenses mainly consist of advertising costs, marketing referring expenses and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $68,519 and $11,727 for the three months ended June 30, 2024 and 2023, respectively.

(q) Software Development Costs

ASC Topic 985-20, Software — Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. The development of the Fly E-Bike app is still in its preliminary stage and the development of core functions has not yet been completed. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the three months ended June 30, 2024 and 2023, development costs amounted to $145,582 and nil, respectively, which were recorded under general and administrative expenses.

(r) Income Taxes

Current income taxes are provided based on net income/(loss) for financial reporting purposes and adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets (the “DTAs”) are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2023 are subject to examination by any appropriate tax authorities. For the three months ended June 30, 2024 and 2023, the Company accrued $60,076 and $43,172 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets, respectively.

(s) Leases

The Company accounts for leases in accordance with ASC 842. The Company leases premises for offices, warehouses, and retail stores under non-cancellable operating leases.

The Company recognizes right-of-use assets and lease liabilities for all leases at the commencement date of a lease, except for short-term leases and low-value asset leases accounted for applying a recognition exemption where lease payments are recognized as expenses on a straight-line basis over the lease terms. Leases with an initial term of 12 months or less are short-term leases and not recognized as operating lease right-of-use assets and operating lease liabilities on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term.

Right-of-use assets are initially measured at cost, which comprises the initial measurement of lease liabilities adjusted for lease payments made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs needed to restore the underlying assets, and less any lease incentives received. Right-of-use assets are subsequently measured at cost less accumulated depreciation and impairment losses and adjusted for any remeasurement of the lease liabilities. Right-of-use assets are presented on a separate line in the unaudited condensed consolidated balance sheets.

Right-of-use assets are depreciated using the straight-line method from the commencement dates to the earlier of the end of the useful lives of the right-of-use assets or the end of the lease terms.

Lease liabilities are initially measured at the present value of the lease payments, which comprise fixed payments, in-substance fixed payments, variable lease payments which depend on an index or a rate. The lease payments are discounted using the interest rate implicit in a lease if that rate can be readily determined. If that rate cannot be readily determined, the Company uses the lessee’s incremental borrowing rate. Subsequently, lease liabilities are measured at amortized cost using the effective interest method, with interest expense recognized over the lease terms. When there is a change in a lease term or a change in future lease payments resulting from a change in an index or a rate used to determine those payments, the Company remeasures the lease liabilities with a corresponding adjustment to the right-of-use-assets. However, if the carrying amount of the right-of-use assets is reduced to zero, any remaining amount of the remeasurement is recognized in profit or loss. Lease liabilities are presented on a separate line in the unaudited condensed consolidated balance sheets.

Variable lease payments that do not depend on an index or a rate are recognized as expenses in the periods in which they are incurred.

(t) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, the Company’s top two suppliers represented 41% and 38% of total purchases of the Company, respectively. For the three months ended June 30, 2023, the Company’s top three suppliers represented 33%, 18% and 12% of total purchases of the Company, respectively. As of June 30, 2024, one supplier accounted for 63% of accounts payable balance. As of March 31, 2024, three suppliers accounted for 31%, 26%, and 23% of accounts payable balance, respectively.

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

For the three months ended June 30, 2024, the Company had potential shares of common stock issuable upon the exercise of the Representative’s Warrants. As the Company incurred losses for the three months ended June 30, 2024, these potential shares of common stock were anti-dilutive and excluded from the calculation of diluted net loss per share. For the three months ended June 30, 2023, there were no dilutive shares.

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

(x) Representative’s Warrants

Upon the closing of IPO in June 2024, the Company issued to Benchmark the representative of the underwriters warrants (the “Representative’s Warrants”) for 129,375 shares of common stock, which are also exercisable on a cashless basis. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company accounts for its warrants as equity that meet all of the criteria (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance and subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

(y) Recent Accounting Pronouncements

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2024	March 31, 2024
Batteries	$1,185,526	$1,009,228
Electric Vehicles	3,113,685	2,634,643
Tires	720,045	687,927
Accessories	1,627,990	1,546,283
Inventories	6,647,246	5,878,081
Inventory reserves	(558,163)	(514,021)
Inventories, net	$6,089,083	$5,364,060

Movements of inventory reserves are as follows:

	June 30, 2024	June 30, 2023
Beginning balance	$514,021	$431,363
Addition	176,072	153,625
Write off	(131,929)	(216,450)
Ending Balance	$558,163	$368,537

As of June 30, 2024 and March 31, 2024, the inventory allowance balance was $558,163 and $514,021, respectively. For the three months ended June 30, 2024 and 2023, the impairment loss was $176,072 and $153,625, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other current assets as of June 30, 2024 and March 31, 2024 consisted of the following:

	June 30, 2024	March 31, 2024
Prepaid rent	$223,631	$179,792
Prepayments to vendors	1,818,410	143,018
Prepaid iCloud Server	1,747	1,747
Prepaid insurance	311,633	237,207
Prepayments to other service providers	298,775	26,896
Total Prepayment and Other Receivables	$2,654,196	$588,660

As of June 30, 2024 and March 31, 2024, the prepayments to vendors were $1.8 million and $0.1 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of future sales growth and rental services. The Company plans to purchase more E-vehicles related accessories from overseas vendors to support the expansion of retail and rental markets. These prepayment to vendors are expected to be settled by the end of August 2024.

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2024 and March 31, 2024 consisted of the following:

	June 30, 2024	March 31, 2024
Furniture & Fixtures	$458,186	$400,558
Machinery & Equipment	178,581	212,317
Automobile	355,890	306,607
Leasehold improvements	1,030,220	976,870
Construction in progress-Software	500,000	275,000
Property and Equipment	2,522,877	2,171,352
Less: Accumulated depreciation	(511,382)	(416,330)
Property and Equipment, net	$2,011,495	$1,755,022

For the three months ended June 30, 2024 and 2023, the depreciation expenses were $95,051 and $63,668, respectively.

In December 2023, the Company engaged DFT, a related party, for certain technology services, such as ERP system and in July 2024, the Company engaged DFT for a new APP, GO FLY APP, for the upcoming rental business. The total contract price for the ERP system is $2,500,000 and the contract price for the GO FLY APP is $500,000, subject to adjustments. As of June 30, 2024, the Company paid $2,554,000 to DFT including the prepayment for both ERP system and GO FLY APP. The final delivery of the ERP system is scheduled for May 10, 2025, subject to adjustments mutually agreed upon by the parties in response to any changes in project scope or unforeseen delays. The final delivery of GO FLY APP is scheduled for September 5, 2024, subject to adjustments mutually agreed upon by the parties in response to any changes in project scope or unforeseen delays. As of June 30, 2024 and March 31, 2024, construction in progress was $500,000 and $275,000, respectively, and primarily relating to the cost incurred to develop the software from DFT. As of June 30, 2024 and March 31, 2024, the Company had a prepayment of $2,054,000 and $1,279,000, respectively, to DFT (see Note 13 – Long-term prepayment for software development – related parties, net).

6 — INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2024 and March 31, 2024 consisted of the following:

	June 30, 2024	March 31, 2024
Property rights	$38,032	$38,032
Total Intangible assets	38,032	38,032
Less: Accumulated Amortization	(2,599)	(1,648)
Intangible assets, net	$35,433	$36,384

For the three months ended June 30, 2024 and 2023, the amortization expenses were $951 and nil, respectively.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	June 30, 2024	March 31, 2024
Accrued payroll	$9,213	$121,120
Advances from customers	32,011	25,099
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	16,452	27,714
Payroll tax and sales tax payable	188,653	245,226
Accrued store expenses	35,327	21,975
Accrued IPO offering cost	—	225,000
Accrued freight in cost	91,442	107,255
Accrued professional fee	—	103,000
Accrued Expenses and Other Current Liabilities	$422,098	$925,389

8 — LOAN PAYABLE

A summary of the Company’s loans is listed as follows:

Lender	Due Date	June 30, 2024	March 31, 2024
Chase Bank(i)	October 25, 2027	166,092	176,366
Chase Bank(ii)	January 12, 2028	53,511	56,580
Chase Bank(vii)	September 28, 2028	211,483	221,197
Leaf Capital Funding, LLC(iii)	September 30, 2027	43,876	46,856
Sinoelite Corp(iv)	April 03, 2024	—	100,000
Automobile Loan – Honda(v)	June 25, 2027	26,745	28,833
Bank of Hope(vi)	September 15, 2024	391,227	391,227
Bank of Hope(vi)	September 22, 2024	400,000	400,000
Bank of Hope(vi)	December 12, 2024	205,000	205,000
Total loan payables		1,497,934	1,626,059
Current portion of loan payables		(1,116,044)	(1,213,242)
Long-term loan payables		$381,890	$412,817

(i)	On October 25, 2022, the Company’s subsidiary, Universe King Corp. obtained a five-year long-term loan of $230,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.35%. Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Universe King Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(ii)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(iii)

On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. From July 1 to August 14, 2024, the Company paid $2,523 on principal and interest of the loan. As of June 30, 2024, the outstanding balance is $43,876.

(iv)	On January 3, 2023, Fly E-Bike, Inc. obtained a one-year and three-month long-term loan of $100,000 from Sinoelite Corp with no interest. On April 25, 2024, the Company paid off this loan in full.

(v)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. From July 1 to August 14, 2024, the Company paid $1,579 on principal and interest of the loan. As of June 30, 2024, the outstanding balance is $26,745.

(vi)	On September 20, 2023, Fly-E Group, Inc obtained a line of credit of $1,000,000 from Bank of Hope with a floating annual interest rate, currently at 8.5%. On the same date, the Company withdrew $391,226 from Bank of Hope to pay off the loan balance with Flushing Bank as of September 15, 2023. On September 22, 2023 and December 12, 2023, the Company withdrew $400,000 and $205,000, respectively, from Bank of Hope to support its business operations. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group pledged to Bank of Hope the following items: inventory, chattel paper, accounts, equipment, and general intangibles of first 29 incorporated subsidiaries of the Company. On August 9, 2024, the Company paid off this loan in full.

(vii)	On October 2, 2023, the Company’s subsidiary, Fly14 Corp. obtained a five-year long-term loan of $240,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.40%. To secure payment and performance of the liabilities, Fly14 Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

For the three months ended June 30, 2024 and 2023, the total interest expenses on the Company’s outstanding loans amounted to $68,082 and $32,623, respectively.

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

Upon the closing of IPO offering in June 2024, the Company issued to Benchmark the representative of the underwriters warrants to purchase 129,375 shares of common stock. The Representative’s Warrants have an exercise price equal to $4.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative's Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC :815-40, the Representative warrants are classified as equity.

The fair value of the warrant, using the Black-Scholes Model on the date of issuance was $274,472. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 7, 2024
Stock price	$4.00
Risk-free interest rate	4.46%
Volatility	56.52%
Exercise price	$4.00
Dividend yield	$0

As of June 30, 2024 and March 31, 2024, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders.

During the three months ended June 30, 2023, Mr. Ou paid certain vendors of the Company to settle certain accounts payable balance on behalf the Company. On June 30, 2023, the Company transferred $2.26 million, a portion of the accounts payable balance, along with a cash contribution of $0.14 million from Mr. Zhou Ou as capital contribution (see Note 13). As of June 30, 2023, a total of $2.4 million were transferred and recorded as capital contribution (see Note 13).

10 — INCOME TAX

(a) Income Tax Expense

Income tax expense for the three months ended June 30, 2024 and 2023 amounted to $72,445 and $0.3 million, respectively. Significant components of the provision for income taxes are as follows:

	For the Three Months Ended June 30,
	2024	2023
Current
Federal	$53,738	$15,900
State	46,669	38,000
City	31,669	20,700
Deferred
Federal	(38,000)	150,300
State	(12,000)	38,400
City	(9,000)	20,100
Foreign	(631)	—
Total	$72,445	$283,400

The provision for income taxes is based on the following pretax income (loss):

	For the Three Months Ended June 30,
	2024	2023
U.S.	$(99,838)	$723,843
Canada	(7,225)	-
Total	$(107,063)	$723,843

For the three months ended June 30, 2024, the total pre-tax loss was $0.1 million, which included $0.1 million pre-tax loss in U.S. and $7,225 pre-tax loss in Canada. For the three months ended June 30, 2023, the total pre-tax income was $0.72 million all of which was generated in the U.S.

The following table reconciles to the Company’s effective tax rate:

	For the Three Months Ended June 30
	2024	2023
Pre-tax book (loss) income	$(107,063)	$723,843
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	(11.4)%	7.4%
City income tax rate, net of federal income tax benefit	(0.4)%	4.9%
Foreign statutory rate	(0.1)%	—
Permanent differences	(76.8)%	5.7%
Return to project adjustment	0.1%	0.2%
Total	(67.6)%	39.2%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the three months ended June 30, 2024 and 2023, the Company accrued $60,076 and $43,172 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets, respectively.

United States

Income tax expense for the three months ended June 30, 2024 and 2023 amounted to $73,076 and $0.3 million, respectively.

Significant components of the provision for income taxes are as follows:

	For the Three Months Ended June 30,
	2024	2023
Current
Federal	$53,738	$15,900
State	46,669	38,000
City	31,669	20,700
Deferred
Federal	(38,000)	150,300
State	(12,000)	38,400
City	(9,000)	20,100
Total	$73,076	$283,400

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax benefit for the three months ended June 30, 2024 and 2023 amounted to $631 and nil, respectively. Significant components of the provision for income taxes are as follows:

	For the Three Months Ended June 30
	2024	2023
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(357)	—
State	(274)	—
City	—	—
Total	$(631)	$—

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of June 30, 2024 and March 31, 2024 amounted to $94,298 and $35,199, respectively. Significant components of DTAs (DTLs), net are as follows:

	As of June 30, 2024	As of March 31, 2024
Net operating loss carry forwards	$40,772	$40,332
Inventory reserve	198,000	186,000
Lease liability	5,758,000	5,810,000
Less: Valuation allowance	—	—
Total deferred tax assets (DTAs)	$5,996,772	$6,036,332
Accumulated depreciation	(494,474)	(482,133)
ROU asset	(5,408,000)	(5,519,000)
Total deferred tax liabilities (DTLs)	(5,902,474)	(6,001,133)
Total deferred tax assets, net	$94,298	$35,199

Deferred tax assets (liabilities) – U.S., net	$54,000	$(5,000)
Deferred tax assets – Canada, net	$40,298	40,199

As of June 30, 2024 and March 31, 2024, the Company had approximately $6.0 million and $6.0 million, respectively, in the DTAs, which respectively included approximately $40,772 and $40,332 related to net operating loss carryforwards that can be used to offset taxable income in future periods, $5.8 million and $5.8 million related to lease liability, and $0.2 million and $0.2 million related to inventory allowance.

As of June 30, 2024 and March 31, 2024, the Company had approximately $5.9 million and $6.0 million, respectively, which included $0.5 million and $0.5 million, respectively, in the DTLs that related to accumulated depreciation and $5.4 million and $5.5 million related to ROU asset.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of June 30, 2024 and March 31, 2024, the Company recorded approximately $40,298 and $40,199, respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized. As of June 30, 2024, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

For the three months ended June 30, 2024, the Company’s pre-tax book loss in the U.S. was approximately $0.1 million and for the three months ended June 30, 2023, the Company’s pre-tax book income in the U.S. was approximately $0.7 million. In addition, for the three months ended June 30, 2024 and 2023, the Company’s pre-tax book loss in Canada was approximately $7,225 and nil, respectively.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

Effective on April 1, 2019, the Company adopted Topic 842. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	June 30, 2024	March 31, 2024
Operating ROU:
ROU assets	$15,757,380	$16,000,742
Total operating ROU assets	$15,757,380	$16,000,742

	June 30, 2024	March 31, 2024
Operating lease obligations:
Current operating lease liabilities	$3,092,721	$2,852,744
Non-current operating lease liabilities	13,675,379	13,986,879
Total lease liabilities	$16,768,100	$16,839,623

The Company had 40 and 38 leases as of June 30, 2024 and March 31, 2024, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of June 30, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.5%
Weighted average remaining lease term (years)	5.29 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.4%
Weighted average remaining lease term (years)	5.51 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. Lease expenses were $1.12 million, including $0.29 million cost of goods-occupancy cost, $0.73 million rent expense in selling expense, and $0.10 million rent expense in general and administrative expense for the three months ended June 30, 2024. Lease expenses were $0.75 million, including $0.13 million cost of goods-occupancy cost, $0.52 million rent expense in selling expense, and $0.10 million rent expense in general and administrative expense for the three months ended June 30, 2023.

As of June 30, 2024, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

As of June 30, 2024	Operating Lease Liabilities
2025	$4,064,624
2026	3,891,738
2027	3,777,003
2028	3,230,748
2029	2,404,706
Thereafter	2,524,939
Total lease payments	19,893,758
Less: interest	(3,125,658)
Present value of lease liabilities	$16,768,100

12 — COMMITMENTS AND CONTINGENCIES

Commitments

The Company has not entered any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its unaudited condensed consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to itself or engages in leasing, hedging or product development services with itself. As of June 30, 2024, the remaining commitment amount for the purchase of office property is $3,024,300, including a $10,704 closing fee. The Company paid $1,235,004, which includes the $10,704 closing fee, and mortgaged the remaining $1,800,000 at an annual interest rate of 6.5% for a term of 12 months on August 12, 2024.

Contingencies

Legal

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

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

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable — related parties

Name of Related Party	Relationship	Nature	June 30, 2024	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$47,742	$326,914
Accounts receivable — related parties			$47,742	$326,914

During the three months ended June 30, 2024, the Company received $282,814 from Fly E Bike SRL.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	June 30, 2024	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$162	180,256
PJMG LLC	Ruifeng Guo (CFO), owns over 50% equity interest of this entity	Prepayments	$240,000	60,000
Prepayments and other receivables – related parties			$240,162	$60,000

During the three months ended June 30, 2024, the Company advanced $162 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. This advance is unsecured, bears no interest and does not have a maturity date. On June 12, 2024, the Company received $180,256 from Fly E Bike SRL. On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s CFO, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management . The service fee is $45,000 for the first month and from the second month the fees will be $15,000. To secure these services, the Company prepaid a total of $240,000 to PJMG as of June 30, 2024.

Long-term prepayment for software development – related parties, net

Name of Related Party	Relationship	Nature	June 30, 2024	March 31, 2024
DF Technology US Inc	Ruifeng Guo (CFO), owns over 50% equity interest of this entity	Long-term prepayment for software development	$2,054,000	$1,279,000
Long-term prepayment for software development — related parties, net			$2,054,000	$1,279,000

In December 2023, the Company engaged DFT for certain technology services. Mr. Guo, the Company’s CFO, owns over 50% of the equity interest in DFT. As of June 30, 2024, and March 31, 2024, the Company paid $2,054,000 and $1,279,000 to DFT as prepayment for software development, respectively. As of June 30, 2024 and March 31, 2024, construction in progress was $500,000 and $275,000, respectively (see Note 5 – Property and Equipment).

Other payables — related parties

Name of Related Party	Relationship	Nature	June 30, 2024(i)	March 31, 2024(i)
Zhou Ou	Chairman, CEO of the Company	Other payable	$2,229	$92,229
Other Payables-related parties			$2,229	$92,229

(i)	Represents the remaining balance of the advance provided by the related party to the Company’s subsidiaries for the purpose of supporting their business operations.

All of the above payables are unsecured, non-interest bearing, and due on demand. The Company paid a total of $90,000 to and borrowed a total of $182,239 from Mr. Zhou Ou during the three months ended June 30, 2024 and 2023, respectively.

(B) Related party transactions

Revenues — related parties

			For the Three Months Ended June 30
Name of Related Party	Relationship	Nature	2024	2023
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$3,642	$282,814
Revenues — related parties			$3,642	$282,814

During the three months ended June 30, 2024 and 2023, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of $3,642 and $136,565, respectively.

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s CFO, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were $225,000 and $nil for the three months ended June 30, 2024 and 2023, respectively. In addition, during the three months ended June 30, 2024, the Company paid DGLG a total of $15,600 for tax services rendered by DGLG.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s CFO, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $240,000 to PJMG as of June 30, 2024, and $15,000 was expensed as consulting expenses during the three months ended June 30, 2024.

14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after June 30, 2024, up through August 16, 2024, the date at which the unaudited condensed consolidated financial statements were issued. Except for the events mentioned below, the Company did not identify any subsequent events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

On July 16, 2024, the Company began offering rental services at its store located at 659 10TH AVE, NEW YORK, NY, 10036.

On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. On August 5, 2024, the Company withdrew from this line of credit to pay off the outstanding principal and interest of loans from Bank of Hope in total of $1,002,160 and the loan from JPMorgan Chase Bank, N.A obtained by Fly14 Corp in total of $208,601. In addition to the loan repayment to Bank of Hope, the Company withdrew in total $215,604 from this line of credit to pay off the following Chase Bank loans on August 9, 2024:

●	$162,836 for the loan obtained by Universe King Corp. from JPMorgan Chase Bank, N.A. on October 20, 2022.

●	$52,768 for the loan obtained by Arfy Corp. from JPMorgan Chase Bank, N.A. on January 12, 2023.

On August 12, 2024, the Company withdrew $1,235,004 from the above line of credit and paid $1,235,004 including the $10,704 closing fee to He’s Realty Holdings LLC to purchase office property and mortgaged the remaining $1,800,000 at the rate of 6.5% per annum for a term of 12 months.

On August 14, 2024, Wuxi Dianmeng Technology Co., Ltd. as the borrower, executed a promissory note in favor of the Company, as the lender, under which the borrower received an interest-free loan of $500,000. Wuxi Dianmeng Technology Co., Ltd is an unrelated  third party for the Company. The maturity date will be September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Report. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Overview

We are an EV company that is principally engaged in designing, installing and selling E-motorcycles, E-bikes, E-scooters and related accessories under the brand “Fly E-Bike.” At Fly E-Bike, our commitment is to encourage people to incorporate eco-friendly transportation into their active lifestyles, ultimately contributing towards building a more environmentally friendly future.

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of August 15, 2024, we have 40 stores, including 39 retail stores in the U.S. and one retail store in Canada. We offer rental services from selected locations. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan to expand our presence in the United States and extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of August 15, 2024, we offered 21 E-motorcycle products, 21 E-bike products and 34 E-scooter products.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services, for the development of the enterprise resource planning system (“ERP system”), and in July 2024, the Company engaged DFT to develop a mobile phone application for its renal services, the GO FLY APP. As of June 30, 2024, the Company paid $2,054,000 to DFT as prepayment for software development.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth, New York. For the three months ended June 30, 2023, we produced 1,904 E-motorcycles, 2,058 E-bikes and 385 E-scooters at this facility. For the three months ended June 30, 2024, we produced 1,968 E-motorcycles, 1,513 E-bikes and 524 E-scooters at the same facility.

Recent Developments

Stock Split

In April 2024, we effected a stock split of our authorized and all issued and outstanding shares of our common stock and preferred stock at a split ratio of 1-for-110,000, where the par value of the Company’s common stock remained unchanged at $0.01 per share, and the number of authorized shares of the Company’s capital stock was increased from 440 to 48,400,000, with the number of authorized shares of common stock and preferred stock being increased from 400 to 44,000,000 and from 40 to 4,400,000, respectively. The issued and outstanding common stock and preferred stock increased at a split ratio of 1-for-110,000. The share number and related data in this Report has been updated to reflect the stock split referenced above.

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

Rental Services

The Company launched a new rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations. The rental service is now available  in New York City in select Fly E-Bike stores, offering users with a flexible and affordable e-bike rental option featuring the Fly-E Fly-11 Pro model. The Company is currently developing the GO FLY app, a mobile application designed for its rental services. As part of FLY-E’s growth strategy, the Company plans to expand the rental service to Miami, Toronto, and Los Angeles shortly.

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute on our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of August 15, 2024, we have 40 stores, including 39 retail stores in the U.S and one retail store in Canada. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and selling our product in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the three months ended June 30, 2024, our net revenues increased by 0.4% to $7.9 million, compared to $7.8 million for the same period in 2023, which was primarily driven by sales from new stores and higher average sales price. In particular, the average sales price per EV increased by $46 or 4.6%, from $1,007 in the three months ended June 30, 2023 to $1,053 in the three months ended June 30, 2024.

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

Employees

Our payroll expenses were $1.0 million for the three months ended June 30, 2024, compared to $0.6 million for the three months ended June 30, 2023. As our business expands, we expect increased payroll expenses due to hiring more employees for our retail stores and corporate office. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional, further contributing to the increase in payroll expenses. An inability to effectively manage payroll expenses while expanding the business would significantly impact our ability to grow revenue or improve our financial results.

Vendor and Supply Management

During the three months ended June 30, 2024, we worked with three principal vendors, Depcl Corp.(previously known as Fly Wing E-Bike Inc.), Xiamen Innolabs Technology Co., Ltd. and Wuxi Chiao International Trade Co., Ltd., each of which respectively supplied approximately 40.6%, 37.6% and 7.0% of the accessories and components used in all our products for the three months ended June 30, 2024.

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

Regulatory Landscape

We operate in an industry that is subject to extensive environmental, safety and other laws and regulations, which include products safety and testing, as well as battery safety and disposal. These requirements create additional costs and possible production delay in connection with the testing and manufacturing of our products. We also benefit from environmental regulations in our target markets which include economic incentives to purchasers of EVs and tax credits for EV manufacturers. The Governor of New York State signed a legislative package in July 2024 aimed at raising awareness about the safe use of e-bikes and lithium-ion battery products, prohibiting the sale of non-compliant batteries, requiring safety protocols and training for first responders, mandating operating manuals for e-bike retailers, and improving accident reporting and registration processes for e-bikes and mopeds. Additionally, in July 2025, the New York City Department of Transportation announced that it anticipated to launch a $2 million trade-in program in early 2025, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with certified, high-quality versions. While we expect relevant regulations to provide a tailwind to our growth, it is possible for other regulations to result in margin pressures.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table sets forth the components of our results of operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Revenues, Net	$7,873,426	$7,842,346	$31,080	0.4%
Cost of Revenues	4,773,792	5,119,631	(345,839)	(6.8)%
Gross Profit	3,099,634	2,722,715	376,919	13.8%
Operating Expenses
Selling Expenses	1,612,495	1,083,106	529,389	48.9%
General and Administrative Expenses	1,532,638	872,065	660,573	75.7%
Total Operating Expenses	3,145,133	1,955,171	1,189,962	60.9%
(Loss) Income from Operations	(45,499)	767,544	(813,043)	(105.9)%
Other Income (Expenses), Net	6,518	(11,078)	17,596	(158.8)%
Interest Expenses, Net	(68,082)	(32,623)	(35,459)	108.7%
Provision for Income Taxes	(72,445)	(283,400)	210,955	(74.4)%
Net (Loss) Income	$(179,508)	$440,443	$(619,951)	(140.8)%

Revenues

	For the Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Sales-Retail	$6,870,418	$6,168,173	$702,245	11.4%
Sales-Wholesale	$1,003,008	$1,674,173	$(671,165)	(40.1)%
Total Net Revenues	$7,873,426	$7,842,346	$31,080	0.4%

Our net revenues were $7.9 million for the three months ended June 30, 2024, an increase of 0.4%, from $7.8 million for the three months ended June 30, 2023. The increase in our net revenues was driven primarily by the increase of the average sale price of our EVs by $46 or 4.6%, from $1,007 in the three months ended June 30, 2023 to $1,053 in the three months ended June 30, 2024.

Our retail sales revenue increased by $0.7 million, or 11.4%, from $6.2 million for the three months ended June 30, 2023 to $6.9 million for the three months ended June 30, 2024. Our wholesale revenue   decreased by $0.7 million, or 40.1%, from $1.7 million for the three months ended June 30, 2023 to $1.0 million for the three months ended June 30, 2024.The increase in retail sales revenue is mainly due to the addition of seven new retail stores from June 2023 to June 2024. The decrease in wholesales revenue was driven primarily by the decrease in purchase from the top two customers who closed their stores.

Cost of Revenues

Cost of revenues decreased by 6.8%, from $5.1 million for the three months ended June 30, 2023, to $4.8   million for the three months ended June 30, 2024. The decrease in cost of revenues was primarily attributable to more favorable pricing we obtained from our suppliers, especially for the price of batteries. The unit cost for battery decreased by 56%, from $157.0 in the three months ended June 30, 2023, to $69.0 in the three months ended June 30, 2024.

Gross Margin

The following table shows our gross profit and gross margin for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Gross Profit	$3,099,634	2,722,715	376,919	13.8%
Gross Margin	39.4%	34.7%

Gross profit for the three months ended June 30, 2024 and 2023 was $3.1 million and $2.7 million, respectively. Gross margin was 39.4% and 34.7% for the three months ended June 30, 2024 and 2023, respectively. The change was driven primarily by the increase of the average sale price of our EVs by $46 or 4.6%, from $1,007 in the three months ended June 30, 2023 to $1,053 in the three months ended June 30, 2024 and the decrease of the unit cost for battery by 56%, from $91.0 in the three months ended June 30, 2023, to $69.0 in the three months ended June 30, 2024

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Selling Expenses	$1,612,495	1,083,106	529,389	48.9%
General and Administrative Expenses	1,532,638	872,065	660,573	75.7%
Total Operating Expenses	$3,145,133	1,955,171	1,189,962	60.9%
Percentage of Revenue	39.9%	24.9%

Total operating expenses were $3.1 million for the three months ended June 30, 2024, an increase of $1.2 million, or 60.9%, compared to $2.0 million for the three months ended June 30, 2023. The increase in operating expenses was attributable to the increase in our payroll expenses, rent expenses, meals and entertainment expenses, professional fees, and development expenses as we expanded our business as more fully discussed the below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities expenses, and advertising expenses of retail stores. Total payroll expenses were $0.6 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. Rent expenses were $0.7 million for the three months ended June 30, 2024, compared to $0.5 million for the three months ended June 30, 2023. Utilities expenses were $45,825 for the three months ended June 30, 2024, compared to $28,383 for the three months ended June 30, 2023. Advertising expenses were $68,519 for the three months ended June 30, 2024, compared to $11,727 for the three months ended June 30, 2023. The increase in these expenses was primarily due to the increase in the number of new stores and new employees hired for these new stores in the three months ended June 30, 2024.

General and Administrative Expenses

Various general and administrative expenses increased during the three months ended June 30, 2024 compared to the previous year. Meals and entertainment expenses increased to $139,561 for the three months ended June 30, 2024, compared to $116,577 for the three months ended June 30, 2023, primarily due to increased meal expenses for employees who worked overtime. Professional fees increased to $0.4 million for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023, primarily attributable to the increase in audit fee, consulting fee, and IR expenses associated with our initial public offering. Payroll expenses increased to $0.4 million for the three months ended June 30, 2024 from $0.2 million for the three months ended June 30, 2023 primarily due to additional employees hired in operation and accounting departments. Rent expenses increased to $0.1 million for the three months ended June 30, 2024, compared to $$0.1 million for the same quarter of prior year as a result of office space expansion in the three months ended June 30, 2024. Development fee increased to $0.1 million for the three months ended June 30, 2024, compared to $nil for the prior quarterly as a result of maintenance for Fly E-Bike app during the three months ended June 30, 2024.

Income Tax Provisions

Provision for income taxes were $72,445 for the three months ended June 30, 2024, a change of $0.2 million from $0.3 million income tax provision for the three months ended June 30, 2023. This decrease was due to our decreased taxable income for the three months ended June 30, 2024.

Net Income (Loss)

Net loss was $0.2 million for the three months ended June 30, 2024, a change of $0.6 million, or 140.8%, from net income of $0.4 million for the three months ended June 30, 2023, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023	Change	Percentage Change
(Loss) Income from Operations	$(179,508)	$440,443	$(619,951)	(140.8)%
Income Tax provision	72,445	283,400	(210,955)	(74.4)%
Depreciation	95,051	63,668	31,383	49.3%
Interest Expenses	68,082	32,623	35,459	108.7%
Amortization	951	—	951	100.0%
EBITDA	$57,021	$820,134	$(763,113)	(93.0)%
Percentage of Revenue	0.7%	10.5%		(9.7)%

Before interest expenses, income tax, depreciation, and amortization, for the three months ended June 30, 2024, our net income was $57,021, a change of $0.8 million, compared to net income of $0.8 million for the three months ended June 30, 2023, which was mainly attributable to the increase in selling and general and administrative expense described above. The ratio of EBITDA to revenue was 0.7% and 10.5% for the three months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $4.5 million. We had working capital of $7.7 million and $0.3 million as of June 30, 2024 and March 31, 2024, respectively. We had net loss of $0.2 million and net income of $0.4 million for the three months ended June 30, 2024 and 2023, respectively.

We had funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of June 30, 2024. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

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

Our accounts receivable represent primarily accounts receivable from the distributors that purchased our EVs and other products. As of June 30, 2024 and March 31, 2024, our accounts receivable, net of allowance for credit losses, was $0.4 million and $0.2 million, respectively. Our accounts receivable turnover period decreased from 69 days in the year ended March 31, 2024 to 59 days in three months ended June 30, 2024, which was mainly attributable to a stricter credit policy implemented towards our U.S. distributors.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of June 30, 2024 and March 31, 2024, our accounts payable were $0.4 million and $1.2 million, respectively. Our accounts payable turnover period decreased to 14 days for the three months ended June 30, 2024 from 25 days for the year ended March 31, 2024, which was primarily the result of the Company’s switch to a new vendor and the settlement of one vendor’s balance during this period.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $2.1 million, from $0.6 million as of March 31, 2024, to $2.7 million as of June 30, 2024. This significant increase is mainly due to the Company’s plans to launch E-bike rental services starting in September 2024, which will require additional inventory. As a result, during the three months ended June 30, 2024, the Company made substantial prepayments to vendors to secure inventory for the upcoming quarter.

Our inventories primarily include our EVs, their accessories and spare parts. As of June 30, 2024 and March 31, 2024, our inventories, net of allowance, were $6.1 million and $5.4 million, respectively. The increase in inventories was primarily due to our anticipation of future sales growth. Our inventory turnover days increased to 109 days in the three months ended June 30, 2024, from 89 days in the year ended March 31, 2024, which was primarily due to strategic inventory buildup, allowing us to open new stores and start new services.

For the three months ended June 30, 2024 and 2023, the interest expenses on our outstanding loans amounted to $68,082 and $32,623, respectively. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included within this quarterly report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(4,522,164)	$820,035
Net Cash Used in Investing Activities	(1,066,130)	(390,055)
Net Cash Provided by (Used in) Financing Activities	8,653,972	(108,393)
Net Change in Cash	$3,065,678	$321,587

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2024 was $4.5 million, which was due to net loss of $0.2 million, a decrease in tax payable of $0.4 million, and a decrease in accrued expenses and other payables of $0.5 million, an increase in inventories of $0.9 million, a decrease in account payable of $0.8 million, a decrease in operating lease liabilities of $0.6 million, an increase in prepayments for operation services to related parties of $0.2 million and an increase in prepayments and other receivables of $2.1 million, partially offset by amortization of right-of-use assets of $0.8 million and a decrease in accounts receivables-related parties of $0.3 million.

Net cash provided by operating activities for the three months ended June 30, 2023 was $0.8 million, which was mainly comprised of net income of $0.4 million, an increase in accounts payable of $1.7 million, a noncash item of amortization of right-of-use assets of $0.5 million, offset by noncash item of an increase in inventories of $1.4 million and a decrease in operating lease liabilities of $0.5 million.

Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended June 30, 2024, which was due to purchase of software from a related party of $0.8 million, prepayments for property of $0.1 million, and the purchase of equipment of $0.4 million, partially offset by the repayment from a related party of $0.2 million.

Net cash used in investing activities was $0.4 million for the three months ended June 30, 2023, which was due to the purchase of equipment of $0.4 million.

Financing Activities

Net cash provided by financing activities was $8.7 million for the three months ended June 30, 2024, which consisted of net proceeds of the IPO of $9.2 million, and borrowings from loan payable of $0.2 million, partially offset by repayments of loan payables of $0.4 million and payment of IPO costs of $0.3 million.

Net cash used in financing activities was $0.1 million for the three months ended June 30, 2023, which consisted of capital contributions from stockholders of $0.5 million, partially offset by repayments on loan payable of $0.3 million, advanced payments to related parties of $0.1 million and repayments to related parties of $0.2 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of June 30, 2024:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and others	$16,768,100	3,092,721	6,314,056	5,055,516	2,305,807
Loan Payable	1,497,934	1,116,044	276,628	105,262	—
Purchase Commitment of Office Property	3,024,300	1,470,000	1,554,300	—	—
Total Contractual Obligations	$21,290,334	5,678,765	8,144,984	5,160,778	2,305,807

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

Critical Accounting Estimates

An accounting estimate is considered critical if it requires to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements.

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates.

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) revenue recognition; and (ii) income taxes. See “Note 2 — Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

Estimated Allowance for Inventories

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of June 30, 2024 and March 31, 2024, we recorded inventory allowance balance of $558,163 and $514,021, respectively.

Product Warranties

We provide a three-month warranty on our vehicles and the battery pack. We accrue warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include our best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves regularly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within three months from the balance sheet date will be classified as current and classified as short-term liabilities. The Company accrued $16,452 and $27,714 of warranty reserves under accrued expenses and other payables as of June 30, 2024 and March 31, 2024, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized in the foreseeable future. As of June 30, 2024 and March 31, 2024, we did not record any valuation allowance deferred tax assets.

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

We consider many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We will include interest and fines arising from the underpayment of income taxes as a component of the provision for income taxes (if anticipated). Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the three months ended June 30, 2024, the Company accrued $60,076 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2023, $43,172 accrued related to underpayment of income tax are classified as income tax expense in the period incurred. As of June30, 2024 and March 31, 2024, we did not have any significant unrecognized uncertain tax positions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. Our management performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements included in this Report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - Other Information

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024, as filed with the SEC on June 28, 2024.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at US banking institutions. Cash held in our depository accounts may sometimes exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. As of June 30, 2024 and March 31, 2024, $2.5 million and $ nil cash deposited with banks was uninsured. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insured amounts. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements encounter liquidity constraints or failures. Any future limitation on timely access to our funds or any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operating expenses or make other payments.

Our planned rental service may not be successful.

As we launch our new rental program to meet increasing market demand for safe, UL-certified e-bikes, our success will depend on several critical factors, including our ability to launch the rental services on time, effectively scale operations, manage supply chain logistics, secure necessary rental licenses, maintain the high-quality standards of our e-bikes, and successfully develop and deploy our mobile app for user access. Delays, challenges in obtaining or renewing rental licenses, difficulties in expanding the service to planned locations, or issues with the mobile app's performance and user experience, could adversely affect our brand, business, financial condition, and future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not undertake any unregistered sales of our equity securities during the quarter ended June 30, 2024.

During the quarter ended June 30, 2024, we did not repurchase any shares of our common stock.

On June 7, 2024, we closed our IPO of 2,250,000 shares of our common stock at the price of $4.00 per share, resulting in net proceeds to us of $7.9 million after deducting underwriting discounts and commissions and offering expenses. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-276830), which was declared effective by the Securities and Exchange Commission on May 14, 2024. The Benchmark Company, LLC acted as representative of the underwriters. We paid the underwriters in aggregate approximately $0.7 million in underwriting commissions and incurred offering expenses of approximately $0.5 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus. No proceeds were used for the year ended March 31, 2024. As of August 15, 2024, we used approximately $4.3 million, $0.5 million, and $1.7 million for purchase of inventory and production costs, software development, and working capital, respectively. The balance is being held in short-term interest-bearing deposits and securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Loan and Security Agreement

On August 5, 2024 (the “Effective Date”), the Company, Fly E-Bike, Inc., and Fly EV, Inc. (collectively, the “Borrower”) entered into a loan and security agreement (the “Loan Agreement”) with Peapack-Gladstone Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender made available to the Borrower a $5 million revolving credit facility (the “Revolving Credit”), which the Borrower will use periodically for operating needs and to help facilitate acquisitions. The Loan Agreement has a one-year term. The principal balance of the loan under the Revolving Credit bears interest at a per annum rate equal to the term SOFR plus a spread of 3.50%, with a floor of 5.50%. The Borrower will make interest-only payments quarterly, starting on November 1, 2024. The entire amount of outstanding principal and interest is due on the Revolving Credit Maturity Date, which is August 31, 2025.

As security for the payment of the loan, the Borrower granted the Lender a continuing lien on and security interest in all assets of the Borrower, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender's possession, additions, and proceeds. The Borrower paid a non-refundable revolving credit closing fee of $20,000 at closing, agreed to pay an unused line fee of 0.25% quarterly, and a late charge of 5% on any payments not made within five days of the due date. Upon an event of default, the Lender may terminate the Revolving Credit, declare the Borrower’s obligations immediately due and payable, and exercise rights under the UCC and other applicable laws, including taking possession of the collateral and selling it.

The foregoing description of the Loan Agreement is a summary only and is qualified in all respects by reference to the full text of the Loan Agreement, which is attached as Exhibit 10.1 hereto and incorporated by reference herein.

Contract Agreement for App Development

On July 5, 2024, DF Technology US Inc ("Developer") and the Company entered into a contract for the development of the GO FLY app, a rental services application for the Company. Mr. Guo, the Company’s CFO and director, owns over 50% of the equity interest in Developer. Under the terms of the agreement, the Developer will design, develop, and deliver the app for a total fee not exceeding $500,000, with an initial payment of $300,000 and the remaining $200,000 to be paid in installments upon the completion of specified milestones. The development commenced on July 5, 2024, with final delivery anticipated by September 5, 2024, subject to any mutually agreed-upon adjustments. Upon receipt of full payment, the Developer will transfer intellectual property rights associated with the development of the app to the Company. Developer has provided a warranty for a period of 36 months from the date of final acceptance.

The foregoing description of the contract is a summary only and is qualified in all respects by reference to the full text of the contract agreement, which is attached as Exhibit 10.2 hereto and incorporated by reference herein.

Letter Agreement for Consulting Services

On April 1, 2023, PJMG LLC ("Consultant") and the Company entered into a contract for consulting services, which includes strategic guidance and support in compliance, financial management, investor relations, and market expansion initiatives. The contract specifies an initial monthly fee of $45,000 after the completion of the Company’s IPO, with a subsequent fee of $15,000 per month, subject to mutually agreed adjustments based on the scope and circumstances of the services provided. Mr. Guo, the Company’s CFO and director, owns more than 50% of the equity interest in Consultant. Either party may terminate this agreement with 30 days' notice to the other party.

The foregoing description of the letter agreement is a summary only and is qualified in all respects by reference to the full text of the letter agreement, which is attached as Exhibit 10.3 hereto and incorporated by reference herein.

Item 6. Exhibits

3.1*	Amended and Restated Articles of Incorporation
10.1*^	Loan and Security Agreement dated as of August 5, 2024, by and among the registrant, Fly-E-Bike Inc., Fly EV, Inc. and Peapack-Gladstone Bank
10.2*^	Contract Agreement dated as of July 5, 2024, by and between the registrant and DF Technology US Inc
10.3*	Letter Agreement dated as of April 1, 2023, by and between the registrant and PJMG LLC
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
^	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLY-E GROUP, INC.

	By:	/s/ Zhou Ou
Zhou Ou Chief Executive Officer and Director (Principal Executive Officer)

August 16, 2024

	By:	/s/ Ruifeng Guo
Ruifeng Guo Chief Financial Officer and Director (Principal Financial and Accounting Officer)

August 16, 2024