Form 10-Q
period 2024-09-30
Fly-E Group, Inc.
filed 2024-11-19
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 18, 2024, there were 24,587,500 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), Section 21E of the Exchange Act, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	the lingering impact of COVID-19 on our business;

●	increased government regulation of our industry;

●	the risk of losing cash balances exceeding insurance limits held at banks;

●	our ability to grow the rental services;

●	our ability to continue as a going concern;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	tariffs and currency exchange rates; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 44 of this Report and our other filings with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	September 30, 2024	March 31, 2024
ASSETS
Current Assets
Cash	$1,274,935	$1,403,514
Accounts receivable	366,838	212,804
Accounts receivable – related parties	91,885	326,914
Inventories, net	8,596,108	5,364,060
Prepayments and other receivables	2,453,340	588,660
Prepayments and other receivables – related parties	387,808	240,256
Total Current Assets	13,170,914	8,136,208
Property and equipment, net	6,644,717	1,755,022
Security deposits	837,179	781,581
Deferred IPO costs	-	502,198
Deferred tax assets, net	497,939	35,199
Operating lease right-of-use assets	15,438,347	16,000,742
Intangible assets, net	527,538	36,384
Long-term prepayment for property	-	450,000
Long-term prepayment for software development– related parties	1,055,980	1,279,000
Total Assets	$38,172,614	$28,976,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$365,129	$1,180,796
Short-term loan payables	4,909,982	-
Current portion of long-term loan payables	90,809	1,213,242
Short term mortgage loan payables	1,800,000	-
Accrued expenses and other payables	545,206	925,389
Other payables – related parties	-	92,229
Operating lease liabilities – current	3,149,827	2,852,744
Taxes payable	-	1,530,416
Total Current Liabilities	10,860,953	7,794,816
Long-term loan payables	191,128	412,817
Operating lease liabilities – non-current	13,288,194	13,986,879
Total Liabilities	24,340,275	22,194,512

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 4,400,000 shares authorized and nil outstanding as of September 30, 2024 and March 31, 2024*	—	—
Common stock, $0.01 par value, 44,000,000 shares authorized and 24,587,500 shares outstanding as of September 30, 2024 and 22,000,000 shares outstanding as of March 31, 2024*	245,875	220,000
Additional Paid-in Capital	10,744,024	2,400,000
Shares Subscription Receivable	(219,998)	(219,998)
Retained Earnings	3,073,293	4,395,649
Accumulated other comprehensive loss	(10,855)	(13,829)
Total FLY-E Group, Inc. Stockholders’ Equity	13,832,339	6,781,822
Total Liabilities and Stockholders’ Equity	$38,172,614	$28,976,334

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,824,406	$8,763,839	$14,697,832	$16,606,185
Cost of Revenues	3,919,952	5,002,540	8,693,744	10,122,171
Gross Profit	2,904,454	3,761,299	6,004,088	6,484,014

Operating Expenses
Selling Expenses	2,041,435	1,618,439	3,653,930	2,701,545
General and Administrative Expenses	2,094,078	1,058,235	3,626,716	1,930,300
Total Operating Expenses	4,135,513	2,676,674	7,280,646	4,631,845
(Loss) Income from Operations	(1,231,059)	1,084,625	(1,276,558)	1,852,169

Other Income (Expenses), net	(53,929)	40,779	(47,411)	29,701
Interest Expenses, net	(23,795)	(17,969)	(91,877)	(50,592)
(Loss) Income Before Income Taxes	(1,308,783)	1,107,435	(1,415,846)	1,831,278
Income Tax Benefit (Expense)	165,935	(360,879)	93,490	(644,279)
Net (Loss) Income	$(1,142,848)	$746,556	$(1,322,356)	$1,186,999

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,298	—	2,974	—
Total Comprehensive (Loss) Income	$(1,138,550)	$746,556	$(1,319,382)	$1,186,999

(Losses) Earnings per Share*	$(0.05)	$0.03	$(0.06)	$0.05
Weighted Average Number of Common Stock
– Basic and Diluted*	24,587,500	22,000,000	23,622,596	22,000,000

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Comprehensive	Earnings	Equity

Balance at March 31, 2024	—	$—	22,000,000	$220,000	2,400,000	(219,998)	$(13,829)	$4,395,649	$6,781,822
Net Loss	—	—	—	—	—	—	—	(179,508)	(179,508)
Issuance of common stock upon initial public offering, net	—	—	2,587,500	25,875	8,344,024	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	(1,324)	—	(1,324)
Balance at June 30, 2024	—	$—	24,587,500	$245,875	$10,744,024	$(219,998)	$(15,153)	$4,216,141	$14,970,889
Net Loss	—	—	—	—	—	—	—	(1,142,848)	(1,142,848)
Foreign currency translation adjustment	—	—	—	—	—	—	4,298	—	4,298
Balance at September 30, 2024	—	$—	24,587,500	$245,875	$10,744,024	$(219,998)	$(10,855)	$3,073,293	$13,832,339

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

	Preferred Stock		Common Stock		Shares Subscription	Additional Paid-in	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Receivables	Capital	Earnings	Equity
Balance at March 31, 2023	—	$—	22,000,000	$220,000	(219,998)	$—	$2,500,427	$2,500,429
Net Income	—	—	—	—		—	440,443	440,443
Capital Contribution	—	—	—	—	—	2,400,000	—	2,400,000
Balance at June 30, 2023	—	$—	22,000,000	$220,000	(219,998)	$2,400,000	$2,940,870	$5,340,872
Net Income	—	—	—	—	—	—	746,556	746,556
Balance at September 30, 2023	—	$—	22,000,000	$220,000	(219,998)	$2,400,000	$3,687,426	$6,087,428

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on December 21, 2022 and to give effect to the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,322,356)	$1,186,999
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	180,910	190,559
Amortization expense	8,846	—
Deferred income taxes (benefits) expenses	(462,740)	189,600
Amortization of operating lease right-of-use assets	1,676,991	1,221,280
Inventories reserve	330,823	159,851
Changes in operating assets and liabilities:
Accounts receivable	(154,034)	(463,949)
Accounts receivable – related parties	235,029	(203,069)
Inventories	(3,562,871)	(1,672,986)
Prepayments and other receivables	(1,864,681)	5,223)
Prepayments for operation services to related parties	(180,000)	—
Security deposits	(55,598)	(78,191)
Accounts payable	(815,667)	1,813,644
Accrued expenses and other payables	(380,183)	33,873
Operating lease liabilities	(1,516,198)	(1,132,114)
Taxes payable	(1,530,416)	343,148
Net cash (used in) provided by operating activities	(9,412,145)	1,593,868

Cash flows from investing activities
Purchases of equipment	(1,575,936)	(526,214)
Purchase of Software from a related party	(500,000)	—
Prepayment for purchasing software from a related party	(801,980)	—
Repayment from a related party	510,381	—
Advance to a related party	(477,933)	—
Net cash used in investing activities	(2,845,468)	(526,214)

Cash flows from financing activities
Advance to a related party	—	(99,500)
Borrowing from loan payables	3,737,500	400,000
Repayments of loan payables	(391,308)	(335,374)
Repayments on other payables - related parties	(92,229)	(198,615)
Payments of related party loan	—	(120,000)
Capital Contributions from Stockholders	—	136,370
Payments of IPO cost	(282,403)	(100,000)
Net proceeds from issuance of common stock - IPO	9,154,500	—
Net cash provided by (used in) financing activities	12,126,060	(317,119)
Net changes in cash	(131,553)	750,535
Effect of exchange rate changes on cash	2,974	—
Cash at beginning of the period	1,403,514	358,894
Cash at the end of the period	$1,274,935	$1,109,429

Supplemental disclosure of cash flow information
Cash paid for interest expense	$91,877	$50,592
Cash paid for income taxes	$1,940,595	$185,347

Supplemental disclosure of non-cash investing and financing activities
Settlement of accounts payable by related parties	$—	$50,000
Settlement of accounts payable by capital contribution	$—	$2,263,630
Purchase of vehicle funded by loan	$219,668	$34,974
Purchase of office funded by loan	$1,800,000	$—
Purchase software and office by using previous prepayments	$1,975,000	$—
Deferred IPO cost recognized as additional paid-in capital	$502,198	$—
Termination of operating lease right-of-use assets and operating lease liabilities	$(280,087)	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,394,682	$2,523,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). As of November   14, 2024, the Company has opened a total of 37 stores, including 36 stores, including 36 retail stores in the U.S and one    retail  store in Canada. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

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

On June 7, 2024, the Company issued 2,250,000 shares of common stock, at a price of $4.00 per share in its initial public offering (“IPO”). The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 337,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 337,500 shares of common stock to the underwriters of its IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from its initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. The Company also issued to The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters warrants to purchase 129,375 shares.

The unaudited condensed consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of September 30, 2024.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding company	Parent Company

FLY EV, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

FLY E-BIKE, INC.	● A Delaware Company ● Incorporated on August 22, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

UNIVERSE KING CORP	● A New York corporation ● Incorporated on November 19, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

UFOTS CORP.	● A New York corporation ● Incorporated on May 2, 2019 ● A retail store	100% owned by Fly E-Bike, Inc.

ARFY CORP.	● A New York corporation ● Incorporated on April 29, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

TKPGO CORP.	● A New York corporation ● Incorporated on July 3, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYFLS INC	● A New York corporation ● Incorporated on October 13, 2020 ● A retail store and corporate office	100% owned by Fly E-Bike, Inc.

FLY37 INC	● A New York corporation ● Incorporated on October 14, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FIYET INC	● A New York corporation ● Incorporated on November 12, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY GC INC.	● A New York corporation ● Incorporated on November 13, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY MHT INC.	● A New York corporation ● Incorporated on December 15, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYAM INC	● A New York corporation ● Incorporated on February 19, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

OFLYO INC	● A New York corporation ● Incorporated on March 29, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE INC	● A New York corporation ● Incorporated on March 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCLB INC	● A New York corporation ● Incorporated on April 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE NJ INC	● A New Jersey corporation ● Incorporated on June 8, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

ESEBIKE INC	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKEMIAMI INC	● A Florida corporation ● Incorporated on June 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

GOFLY INC	● A Texas corporation ● Incorporated on July 23, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY14 CORP.	● A New York corporation ● Incorporated on September 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

EDISONEBIKE INC.	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTRON INC.	● A New York corporation ● Incorporated on November 9, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCYCLE INC.	● A New York corporation ● Incorporated on January 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ2 INC.	● A New Jersey corporation ● Incorporated on February 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBWY INC.	● A New York corporation ● Incorporated on March 2, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCORONA INC.	● A New York corporation ● Incorporated on March 9, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

MEEBIKE	● A New York corporation ● Incorporated on March 25, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY6AVE, INC.	● A New York corporation ● Incorporated on April 16, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E BIKE NJ3, INC	● A New Jersey corporation ● Incorporated on July 18, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BROOKLYN, INC.	● A New York corporation ● Incorporated on November 2, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E-BIKE SAN ANTONIO INC	● A Texas corporation ● Incorporated on January 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE WORLD INC.	● A New York corporation ● Incorporated on February 27, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY DELIVERY INC.	● A New York corporation ● Incorporated on March 2, 2023 ● A delivery store	100% owned by Fly E-Bike, Inc.

FLYEBIKE MIAMI2 INC.	● A Florida corporation ● Incorporated on April 13, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYDC INC.	● A Washington, DC corporation ● Incorporated on May 31, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYMHT659 INC.	● A New York corporation ● Incorporated on June 2, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX745 INC.	● A New York corporation ● Incorporated on June 15, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYJH8509 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX2381 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ4 INC.	● A New York corporation ● Incorporated on October 4, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTORONTO Corp.	● A Toronto corporation ● Incorporated on October 18, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYLA INC.	● A California corporation ● Incorporated on December 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FWMOTOR INC.	● A New York corporation ● Incorporated on April 3, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

DCMOTOR INC.	● A Maryland corporation ● Incorporated on April 9, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

AOFL LLC	● A New York corporation ● Incorporated on June 25, 2024 ● A holding company	100% owned by Fly E-Bike, Inc.

GOBIKE INC	● A New York corporation ● Incorporated on July 16, 2024 ● A rental store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BOSTON INC.	● A Massachusetts corporation ● Incorporated on September 1, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

Liquidity and Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from financial institutions and equity financings have been utilized to finance the working capital requirements of the Company.

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

As of September 30, 2024, the Company had working capital of approximately $2.3 million and cash of approximately $1.3 million. During the three and six months ended September 30, 2024, the Company had net loss of approximately $1.1 million and $1.3 million, respectively. During the six months ended September 30, 2024, net cash used in operating activities of the Company was approximately $9.4 million. As of September 30, 2024, the Company had a current portion of contractual obligation of approximately $9.6 million. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”).   The accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and its ability to attract investors and to borrow funds on reasonable economic terms. The results of operations for the six months ended September 30, 2024 are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year ending March 31, 2025. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the years ended March 31, 2024 and 2023.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of September 30, 2024 and March 31, 2024, $0.3 million and nil deposited with banks was uninsured, respectively.

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

There was nil and nil allowance for credit losses as of September 30, 2024 and March 31, 2024, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the three months ended September 30, 2024 and 2023, the impairment loss was $154,751 and $6,226, respectively. For the six months ended September 30, 2024 and 2023, the impairment loss was $330,823 and $159,851, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2024 and March 31, 2024, no allowance against prepayments and other receivables was recorded.

(j) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

The estimated useful lives are as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3 – 10 years (shorter of lease term or useful lives)
Motor vehicles	5 years
Buildings	30 years

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

Construction in progress

Direct costs that are related to the construction of property, equipment and software and incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property, equipment and software items and the depreciation of these assets commences when the assets are ready for their intended use. In December 2023, the Company engaged DF Technology US Inc (“DFT”), a related party, for certain technology services, such as enterprise resource planning system (“ERP system”). As of September 30, 2024 and March 31, 2024, construction in progress was $1,300,000 and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT.

(k)  Intangible Assets

Intangible asset is stated at cost less accumulated amortization and amortized in a method which reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up. The balance of intangible asset represents internal use software and property rights. The software is acquired externally tailored to the Company’s requirements. The Company capitalizes the costs associated with design, development, acquisition and maintenance of its acquired intangible assets and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop these assets would be capitalized and amortized over the balance of the useful life for the assets. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in the estimate being accounted for on a prospective basis.

The estimated useful lives of intangibles assets are as follows:

Property rights	5-20 years
Software	5 years

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property, plant and equipment, intangible assets subject to amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and March 31, 2024, no impairment of long-lived assets was recognized.

(m) Deferred IPO Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred IPO costs consist of underwriting, legal, accounting and other professional expenses incurred through the balance sheet date that are directly related to the initial public offering of the Company and that will be charged to additional paid in capital upon the completion of the offering. Total deferred offering cost of $502,198 was charged to additional paid-in-capital upon IPO.

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

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, contract liabilities, accrued expenses and other payables, and tax payables have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024.

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $31,036 and $27,714 of warranty reserves under accrued expenses and other payables as of September 30, 2024 and March 31, 2024, respectively. The Company has no contract assets and contract liabilities balances as of September 30, 2024 and March 31, 2024, respectively.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenues-retail	$5,923,576	$6,768,828	$12,793,994	$12,937,001
Revenues-wholesale	900,830	1,995,011	1,903,838	3,669,184
Net revenues	$6,824,406	$8,763,839	$14,697,832	$16,606,185

(p) Selling Expenses

Selling expenses mainly consist of advertising costs, marketing referring expenses and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $129,542 and $14,339 for the three months ended September 30, 2024 and 2023, respectively. The advertising expenses were $198,061 and $26,066 for the six months ended September 30, 2024 and 2023, respectively.

(q) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the three months ended September 30, 2024 and 2023, development costs amounted to $163,866 and $7,460, respectively, which were recorded under general and administrative expenses. For the six months ended September 30, 2024 and 2023, development costs amounted to $309,448 and $7,460, respectively, which were recorded under general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2023 are subject to examination by any appropriate tax authorities. For the three months ended September 30, 2024 and 2023, the Company accrued $38,246 and $30,645 income tax related penalty included in current income taxes expenses, respectively. For the six months ended September 30, 2024 and 2023, the Company accrued $98,322 and $73,817 income tax related penalty included in current income taxes expenses, respectively.

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

(t) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the three and six months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, the Company’s top three suppliers represented 49%, 20%, and 17% of total purchases of the Company, respectively. For the three months ended September 30, 2023, the Company’s top three suppliers represented 31%, 20%, and 19% of total purchases of the Company, respectively. For the six months ended September 30, 2024, the Company’s top three suppliers represented 44%, 30% and 11% of total purchases of the Company, respectively. For the six months ended September 30, 2023, the Company’s top three suppliers represented 34%, 20% and 13% of total purchases of the Company, respectively. As of September 30, 2024, two suppliers accounted for 82% and 16% of accounts payable balance, respectively. As of March 31, 2024, three suppliers accounted for 31%, 26%, and 23% of accounts payable balance, respectively.

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

(v) Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common stock outstanding for the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

For the three and six months ended September 30, 2024, the Company had potential shares of common stock issuable upon the exercise of the Representative’s Warrants (as defined below). As the Company incurred losses for the three and six months ended September 30, 2024, these potential shares of common stock were anti-dilutive and excluded from the calculation of diluted net loss per share. For the three and six months ended September 30, 2024, there were no dilutive shares.

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

(x) Representative’s Warrants

Upon the closing of the IPO in June 2024, the Company issued to Benchmark underwriters warrants (the “Representative’s Warrants”) to purchase 129,375 shares of common stock which warrants are also exercisable on a cashless basis. The Company accounts for these warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company accounts for its warrants as equity that meet all of the criteria (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance and subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company plans to adopt the provisions of this guidance for the fiscal year ending March 31, 2025.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company plans to adopt the provisions of this guidance for the fiscal year ending March 31, 2026.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	September 30, 2024	March 31, 2024
Batteries	$2,546,143	$1,009,228
Electric Vehicles	4,152,741	2,634,643
Tires	706,053	687,927
Accessories	1,813,794	1,546,283
Inventories	9,218,731	5,878,081
Inventory reserves	(622,623)	(514,021)
Inventories, net	$8,596,108	$5,364,060

Movements of inventory reserves are as follows:

	September 30, 2024	September 30, 2023
Beginning balance	$514,021	$431,363
Addition	330,823	159,851
Write off	(222,221)	(169,750)
Ending Balance	$622,623	$421,464

As of September 30, 2024 and March 31, 2024, the inventory allowance balance was $622,623 and $514,021, respectively. For the three months ended September 30, 2024 and 2023, the impairment loss was $154,751 and $6,226, respectively. For the six months ended September 30, 2024 and 2023, the impairment loss was $330,823 and $159,851, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other current assets as of September 30, 2024 and March 31, 2024 consisted of the following:

	September 30, 2024	March 31, 2024
Prepaid rent	$188,829	$179,792
Prepayments to vendors	1,672,196	143,018
Prepaid iCloud Server	—	1,747
Prepaid insurance	318,125	237,207
Prepaid income tax	48,124	—
Prepayments to other service providers	226,066	26,896
Total Prepayment and Other Receivables	$2,453,340	$588,660

As of September 30, 2024 and March 31, 2024, the prepayments to vendors were $1.7 million and $0.1 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of growth in future sales and rental services. The Company plans to purchase more E-vehicles and related accessories from oversea vendors to support the expansion in retail and rental markets. These prepayments to vendors are expected to be settled by the end of December 2024.

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2024 and March 31, 2024 consisted of the following:

	September 30, 2024	March 31, 2024
Furniture & Fixtures	$407,201	$400,558
Machinery & Equipment	254,594	212,317
Automobile	655,628	306,607
Leasehold improvements	961,318	976,870
Building	3,663,215	—
Construction in progress-Software	1,300,000	275,000
Property and Equipment	7,241,956	2,171,352
Less: Accumulated depreciation	(597,239)	(416,330)
Property and Equipment, net	$6,644,717	$1,755,022

For the three months ended September 30, 2024 and 2023, the depreciation expenses were $85,859 and $126,891, respectively. For the six months ended September 30, 2024 and 2023, the depreciation expenses were $180,910 and $190,559, respectively.

In December 2023, the Company engaged DFT, a related party, for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000, subject to adjustments. The final delivery of the ERP system is scheduled for May 10, 2025, subject to adjustments mutually agreed upon by the parties in response to any changes in project scope or unforeseen delays. As of September 30, 2024 and March 31, 2024, the accumulative payments to DFT for development of the ERP system were $2,355,980 and $1,554,000, respectively. As of September 30, 2024 and March 31, 2024, construction in progress was $1,300,000 and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT. As of September 30, 2024 and March 31, 2024, the Company had a prepayment of $1,055,980 and $1,279,000, respectively, to DFT (see Note 13 – Long-term prepayment for software development – related parties, net).

On August 12, 2024, the Company entered into a purchase agreement with He’s Realty Holdings LLC (the “Seller”), a third party, to purchase an office property. The final purchase price of the property was $3,594,000 and closing cost was $69,215. The Company paid $628,211 in cash to the Seller, withdrew $1,235,004 from its line of credit with Peapack-Gladstone Bank, and financed the remaining $1,800,000 through a loan from the Seller with an annual interest rate of 6.5%. This loan requires interest-only payments, with the full principal due within one year(see Note 8 – Loan payable).

6 — INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2024 and March 31, 2024 consisted of the following:

	September 30, 2024	March 31, 2024
Property rights	$38,032	$38,032
GO FLY App	500,000	—
Total Intangible assets	538,032	38,032
Less: Accumulated Amortization	(10,494)	(1,648)
Intangible assets, net	$527,538	$36,384

For the three months ended September 30, 2024 and 2023, the amortization expenses were $7,895 and nil, respectively. For the six months ended September 30, 2024 and 2023, the amortization expenses were $8,846and nil, respectively.

In July 2024, the Company engaged DFT, a related party, to develop of a new APP, GO FLY APP, for the rental business. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered on September 5, 2024.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	September 30, 2024	March 31, 2024
Accrued payroll	$68,452	$121,120
Advances from customers	32,687	25,099
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	31,036	27,714
Payroll tax and sales tax payable	139,773	245,226
Accrued store expenses	61,075	21,975
Accrued IPO offering cost	—	225,000
Accrued freight in cost	163,183	107,255
Accrued professional fee	—	103,000
Accrued Expenses and Other Current Liabilities	$545,206	$925,389

8 — LOAN PAYABLE

A summary of the Company’s loans is listed as follows:

Lender	Due Date	September 30, 2024	March 31, 2024
Chase Bank(i)	October 25, 2027	—	176,366
Chase Bank(ii)	January 12, 2028	301	56,580
Chase Bank(vii)	September 28, 2028	—	221,197
Leaf Capital Funding, LLC(iii)	September 30, 2027	40,845	46,856
Sinoelite Corp(iv)	April 03, 2024	—	100,000
Automobile Loan – Honda(v)	June 25, 2027	24,635	28,833
Bank of Hope(vi)	September 15, 2024	—	391,227
Bank of Hope(vi)	September 22, 2024	—	400,000
Bank of Hope(vi)	December 12, 2024	—	205,000
He's Realty Holdings LLC(viii)	August 11, 2025	1,800,000	—
Milea Truck Sales of Queens Inc. (ix)	August 22, 2027	125,061	—
Milea Truck Sales of Queens Inc. (ix)	July 26, 2027	91,095	—
Peapack-Gladstone Bank(x)	August 31, 2025	4,909,982	—
Total loan payables		6,991,919	1,626,059
Short-term loan payables		(4,909,982)	—
Short-term mortgage loan payables		(1,800,000)	—
Current portion of long-term loan payables		(90,809)	(1,213,242)
Long-term loan payables		$191,128	$412,817

(i)	On October 25, 2022, the Company’s subsidiary, Universe King Corp. obtained a five-year long-term loan of $230,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.35%. Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Universe King Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(ii)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid $52,069 and as of September 30, 2024, the outstanding balance is $301.

(iii)	On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. As of September 30, 2024, the outstanding balance is $40,845. From October 1 to November 14, 2024, the Company paid $2,523 on principal and interest of the loan.

(iv)	On January 3, 2023, Fly E-Bike, Inc. obtained a one-year and three-month long-term loan of $100,000 from Sinoelite Corp with no interest. On April 25, 2024, the Company paid off this loan in full.

(v)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. As of September 30, 2024, the outstanding balance is $24,635. From October 1 to November 14, 2024, the Company paid $1,579 on principal and interest of the loan.

(vi)	On September 20, 2023, Fly-E Group, Inc obtained a line of credit of $1,000,000 from Bank of Hope with a floating annual interest rate, currently at 8.5%. On the same date, the Company withdrew $391,226 from Bank of Hope to pay off the loan balance with Flushing Bank as of September 15, 2023. On September 22, 2023 and December 12, 2023, the Company withdrew $400,000 and $205,000, respectively, from Bank of Hope to support its business operations. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group pledged to Bank of Hope the following items: inventory, chattel paper, accounts, equipment, and general intangibles of first 29 incorporated subsidiaries of the Company. On August 9, 2024, the Company paid off this loan in full.

(vii)	On October 2, 2023, the Company’s subsidiary, Fly14 Corp. obtained a five-year long-term loan of $240,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.40%. To secure payment and performance of the liabilities, Fly14 Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its rights, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(viii)	On August 13, 2024, the Company’s subsidiary, AOFL LLC, obtained a one-year short-term loan of $1,800,000 from He's Realty Holdings LLC with an annual interest rate of 6.5%. The principal amount shall be paid to He's Realty Holdings LLC in one or more installments on or before August 11, 2025, and during the one-year borrowing period, AOFL LLC only needs to pay interest of $9,750 to He's Realty Holdings LLC on a monthly basis. The collateral provided was the office purchased by AOFL LLC. As of September 30, 2024, the outstanding balance is $1,800,000. From October 1 to November 14, 2024, the Company paid $19,500 on interest of the loan.

(ix)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of September 30, 2024, the outstanding balance is $125,061. From October 1 to November 14, 2024, the Company paid $8,257 on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of September 30, 2024, the outstanding balance is $91,095. From October 1 to November 14, 2024, the Company paid $5,962 on principal and interest of the loan.

(x)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. On August 5, 2024, the Company withdrew from this line of credit to pay off the outstanding principal and interest of loans from Bank of Hope in total of $996,476 and the loan from JPMorgan Chase Bank, N.A obtained by Fly14 Corp in total of $208,601. On August 6, 2024, the Company withdrew in total $214,905 from this line of credit to pay off the outstanding principal and interest of loans from JPMorgan Chase Bank, N.A. From August 7, 2024 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender's possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. From October 1 to November 14, 2024, the Company paid $102,703 on interest of the line of credit.

For the three months ended September 30, 2024 and 2023, the total interest expenses on the Company’s outstanding loans amounted to $23,795 and $17,969, respectively. For the six months ended September 30, 2024 and 2023, the total interest expenses on the Company’s outstanding loans amounted to $91,877 and $50,592, respectively.

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

Upon the closing of IPO offering in June 2024, the Company issued to Benchmark the representative of the underwriters warrants to purchase 129,375 shares of common stock. The Representative’s Warrants have an exercise price equal to $4.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC :815-40, the Representative’s Warrants are classified as equity.

The fair value of the warrant, using the Black-Scholes Model on the date of issuance was $274,472. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 7, 2024
Stock price	$4.00
Risk-free interest rate	4.46%
Volatility	56.52%
Exercise price	$4.00
Dividend yield	$0

As of September 30, 2024 and March 31, 2024, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders.

During the six months ended September 30, 2023, Mr. Ou paid certain vendors of the Company to settle certain accounts payable balance on behalf the Company. On June 30, 2023, the Company transferred $2.26 million, a portion of the accounts payable balance, along with a cash contribution of $0.14 million from Mr. Zhou Ou as capital contribution (see Note 13). As of June 30, 2023, a total of $2.4 million were transferred and recorded as capital contribution (see Note 13).

10 — INCOME TAX

(a) Income Tax Expense

Income tax benefit for the three months ended September 30, 2024 was $0.2 million, and income tax expense for the three months ended September 30, 2023 amounted to $0.4 million. Income tax benefit for the six months ended September 30, 2024 was $93,490, and income tax expense for the six months ended September 30, 2023 amounted to $0.6 million. Significant components of the provision for income taxes are as follows:

	For the Six Months Ended September 30,
	2024	2023
Current
Federal	$151,731	$124,914
State	102,626	182,296
City	114,796	147,469
Deferred
Federal	(273,000)	138,400
State	(114,000)	33,700
City	(71,000)	17,500
Foreign	(4,643)	—
Total	$(93,490)	$644,279

The provision for income taxes is based on the following pretax income (loss):

	For the Six Months Ended September 30,
	2024	2023
U.S.	$(1,394,039)	$1,831,278
Canada	(21,807)	-
Total	$(1,415,846)	$1,831,278

For the three months ended September 30, 2024, the total pre-tax loss was $1.3 million, which included $1.3 million pre-tax loss in the U.S. and $14,582 pre-tax loss in Canada. For the three months ended September 30, 2023, the total pre-tax income was $1.1 million all of which was generated in the U.S. For the six months ended September 30, 2024, the total pre-tax loss was $1.4 million, which included $1.4 million pre-tax loss in the U.S. and $21,807 pre-tax loss in Canada. For the six months ended September 30, 2023, the total pre-tax income was $1.8 million all of which was generated in the U.S.

The following table reconciles to the Company’s effective tax rate:

	For the Six Months Ended September 30
	2024	2023
Pre-tax book (loss) income	$(1,415,846)	$1,831,278
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	4.1%	6.0%
City income tax rate, net of federal income tax benefit	3.8%	3.9%
Foreign statutory rate	0.1%	—
Permanent differences	(10.2)%	4.4%
Return to project adjustment	(12.2)%	(0.1)%
Total	6.6%	35.2%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the three months ended September 30, 2024 and 2023, the Company accrued $38,246 and $30,645 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets, respectively. For the six months ended September 30, 2024 and 2023, the Company accrued $98,322 and $73,817 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets, respectively.

United States

Income tax benefit for the three months ended September 30, 2024 amounted to $0.2 million and income tax expense for the three months ended September 30, 2023 amounted to $0.4 million. Income tax benefit for the six months ended September 30, 2024 amounted to $88,847 and income tax expense for the six months ended September 30, 2023 amounted to $0.6 million.

Significant components of the provision for income taxes are as follows:

	For the Six Months Ended September 30,
	2024	2023
Current
Federal	$151,731	$124,914
State	102,626	182,296
City	114,796	147,469
Deferred
Federal	(273,000)	138,400
State	(114,000)	33,700
City	(71,000)	17,500
Total	$(88,847)	$644,279

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax benefit for the three months ended September 30, 2024 and 2023 amounted to $4,643 and nil, respectively. Income tax benefit for the six months ended September 30, 2024 and 2023 amounted to $631 and nil, respectively. Significant components of the provision for income taxes are as follows:

	For the Six Months Ended September 30
	2024	2023
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(2,628)	—
State	(2,015)	—
City	—	—
Total	$(4,643)	$—

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of September 30, 2024 and March 31, 2024 amounted to $497,939 and $35,199, respectively. Significant components of DTAs (DTLs), net are as follows:

	As of September 30, 2024	As of March 31, 2024
Net operating loss carry forwards	$447,524	$40,332
Inventory reserve	224,000	186,000
Lease liability	5,599,000	5,810,000
Less: Valuation allowance	—	—
Total deferred tax assets (DTAs)	$6,270,524	$6,036,332
Accumulated depreciation	(521,584)	(482,133)
ROU asset	(5,251,000)	(5,519,000)
Total deferred tax liabilities (DTLs)	(5,772,584)	(6,001,133)
Total deferred tax assets, net	$497,939	$35,199

Deferred tax assets (liabilities) – U.S., net	$453,000	$(5,000)
Deferred tax assets – Canada, net	$44,939	40,199

As of September 30, 2024 and March 31, 2024, the Company had approximately $6.3 million and $6.0 million, respectively, in the DTAs, which respectively included approximately $447,524 and $40,332 related to net operating loss carryforwards that can be used to offset taxable income in future periods, $5.6 million and $5.8 million related to lease liability, and $0.2 million and $0.2 million related to inventory allowance.

As of September 30, 2024 and March 31, 2024, the Company had approximately $5.8 million and $6.0 million, respectively, which included $0.5 million and $0.5 million, respectively, in the DTLs that related to accumulated depreciation and $5.3 million and $5.5 million related to ROU asset.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of September 30, 2024 and March 31, 2024, the Company recorded approximately $44,939 and $40,199, respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized. As of September 30, 2024, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

For the three months ended September 30, 2024, the Company’s pre-tax book loss in the U.S. was approximately $1.3 million and for the three months ended September 30, 2023, the Company’s pre-tax book income in the U.S. was approximately $1.1 million. For the six months ended September 30, 2024, the Company’s pre-tax book loss in the U.S. was approximately $1.4 million and for the six months ended September 30, 2023, the Company’s pre-tax book income in the U.S. was approximately $1.8 million. In addition, for the three months ended September 30, 2024 and 2023, the Company’s pre-tax book loss in Canada was approximately $14,582 and nil, respectively; for the six months ended September 30, 2024 and 2023, the Company’s pre-tax book loss in Canada was approximately $21,807 and nil, respectively.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of September 30, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	September 30, 2024	March 31, 2024
Operating ROU:
ROU assets	$15,438,347	$16,000,742
Total operating ROU assets	$15,438,347	$16,000,742

	September 30, 2024	March 31, 2024
Operating lease obligations:
Current operating lease liabilities	$3,149,827	$2,852,744
Non-current operating lease liabilities	13,288,194	13,986,879
Total lease liabilities	$16,438,021	$16,839,623

The Company had 38 and 38 leases as of September 30, 2024 and March 31, 2024, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of September 30, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.7%
Weighted average remaining lease term (years)	5.10 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.4%
Weighted average remaining lease term (years)	5.51 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the three months ended September 30, 2024, lease expenses were $1.11 million, including $0.31 million in cost of goods-occupancy cost, $0.77 million in rent expense included in selling expense, and $0.03 million in rent expense in general and administrative expense. During the three months ended September 30, 2023, lease expenses were $0.75 million, including $0.13 million in cost of goods-occupancy cost, $0.56 million in rent expense in selling expense, and $0.06 million in rent expense in general and administrative expense.

Lease expenses were $2.24 million for the six months ended September 30, 2024, including $0.65 million in cost of goods-occupancy cost, $1.50 million in rent expense in selling expense, and $0.09 million rent expense in general and administrative expense. Lease expenses for the six months ended September 30, 2023 were $1.50 million, including $0.25 million in goods-occupancy cost, $1.08 million in rent expense in selling expense, and $0.16 million in rent expense in general and administrative expense.

As of September 30, 2024, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

As of September 30, 2024	Operating Lease Liabilities
2025	$4,120,683
2026	4,011,162
2027	3,784,169
2028	3,213,232
2029	1,994,817
Thereafter	2,295,117
Total lease payments	19,419,180
Less: interest	(2,981,159)
Present value of lease liabilities	$16,438,021

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

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable — related parties

Name of Related Party	Relationship	Nature	September 30, 2024	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$91,885	$326,914
Accounts receivable — related parties			$91,885	$326,914

During the six months ended September 30, 2024, the Company received $282,814 from Fly E Bike SRL.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	September 30, 2024	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$162	$180,256
Zhou Ou	Chairman, CEO of the Company	Other receivables	147,646	—
PJMG LLC	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Prepayments	240,000	60,000
Prepayments and other receivables – related parties			$387,808	$240,256

During the six months ended September 30, 2024, the Company advanced $162 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. This advance is unsecured, bears no interest and does not have a maturity date. On June 12, 2024, the Company received $180,256 from Fly E Bike SRL. On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management from June 2024 to May 2025. The service fee is $45,000 for the first month and from the second month the fees will be $15,000 per month. To secure these services, the Company prepaid a total of $240,000 to PJMG  as of September 30, 2024. From August 9, 2024 to September 17, 2024, the Company advanced $477,771 to Mr. Ou, Chairman and CEO of the Company, for personal use. This advance is unsecured, bears no interest and does not have a maturity date. From September 9, 2024 to September 30, 2024, the Company received $330,125 from Mr. Ou. On November 18, 2024, the Company received $149,875 from Mr. Ou, and the advance was paid back in full.

Long-term prepayment for software development – related parties, net

Name of Related Party	Relationship	Nature	September 30, 2024	March 31, 2024
DF Technology US Inc	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Long-term prepayment for software development	$1,055,980	$1,279,000
Long-term prepayment for software development — related parties, net			$1,055,980	$1,279,000

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. As of September 30, 2024 and March 31, 2024, the Company paid $1,055,980 and $1,279,000 to DFT as prepayment for software development, respectively. As of September 30, 2024 and March 31, 2024, construction in progress was $1,300,000 and $275,000, respectively (see Note 5 – Property and Equipment).

Other payables — related parties

Name of Related Party	Relationship	Nature	September 30, 2024(i)	March 31, 2024(i)
Zhou Ou	Chairman, CEO of the Company	Other payable	$—	$92,229
Other Payables-related parties			$—	$92,229

(i)	Represents the remaining balance of the advance provided by the related party to the Company’s subsidiaries for the purpose of supporting their business operations.

All of the above payables are unsecured, non-interest bearing, and due on demand. The Company paid a total of $92,229 and $198,615 to Mr. Zhou Ou during the six months ended September 30, 2024 and 2023, respectively.

(B) Related party transactions

Revenues — related parties

			For the three Months Ended September 30		For the Six Months Ended September 30
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$44,143	$146,249	$47,785	$282,814
Revenues — related parties			$44,143	$146,249	$47,785	$282,814

During the three months ended September 30, 2024 and 2023, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of $44,143 and $146,249, respectively. During the six months ended September 30, 2024 and 2023, Fly E Bike SRL, purchased certain EV products from the Company in the amount of $47,785 and $282,814, respectively.

Purchase of Intangible Assets — related parties

Name of Related Party	Relationship	Nature	September 30, 2024	March 31, 2024
DF Technology US Inc	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Purchase of Software	$500,000	$—
Purchase of Intangible Assets — related parties			$500,000	$—

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. In July 2024, the Company engaged DFT for development of a new APP, GO FLY APP, for the rental business. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered on September 5, 2024.

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were nil and $100,000 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $225,000 and $100,000 for the six months ended September 30, 2024 and 2023, respectively. In addition, during the three and six months ended September 30, 2024, the Company paid DGLG a total of $12,800 and $28,400 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $240,000 to PJMG as of September 30, 2024. $45,000 was expensed as consulting expenses during the three months ended September 30, 2024. $60,000 was expensed as consulting expenses during the six months ended September 30, 2024. During the three and six months ended September 30, 2024, the Company paid PJMG a total of $232,547 for consulting services.

14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after September 30, 2024, up through November 19, 2024, the date at which the unaudited condensed consolidated financial statements were issued. Except for the events mentioned below, the Company did not identify any subsequent events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

On October 2, 2024, the Company received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock (the “Common Stock”), for the last 31 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice has no effect at this time on the Common Stock, which continues to trade on the Nasdaq Capital Market under the symbol “FLYE”.

On November 6, 2024, the board of directors of the Company appointed Ms. Shiwen Feng as the Company’s new Chief Financial Officer and a director, effective November 7, 2024.

On November 18, 2024, the Company received $149,875 from Mr. Ou, and the advance made to Mr. Ou was paid in full.

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

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of November 14, 2024, we have 37 stores, including 36 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan to expand our presence in the United States and extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of November 14, 2024, we offered 24 E-motorcycle products, 28 E-bike products and 35 E-scooter products.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs, enabling customers to purchase bikes, locate company stores, schedule bike repairs, and more. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services, for the development of the enterprise resource planning system (“ERP system”), and in July 2024, the Company engaged DFT to develop a mobile phone application for its renal services, the GO FLY APP. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered and launched in the rental business on September 5, 2024. As of September 30, 2024, the Company paid $1,055,980 to DFT as prepayment for software development.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth, New York. For the three months ended September 30, 2024, we produced 1,146 E-motorcycles, 3,270 E-bikes and 756 E-scooters at this facility. For the six months ended September 30, 2024, we produced 3,114 E-motorcycles, 4,783 E-bikes and 1,280 E-scooters at the same facility.

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

Initial Public Offering

On June 7, 2024, we sold 2,250,000 shares of common stock, at a price of $4.00 per share in our IPO. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 30-day option to purchase an additional 337,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by us from our initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million.   We also issued to The Benchmark Company, LLC, the representative of the underwriters warrants to purchase 129,375 shares.

Rental Services

The Company launched a new rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations in October 2024. The rental service, available in New York City via the Go Fly rental service mobile app and select Fly E-Bike stores, provides users with a flexible and affordable e-bike rental option featuring the Fly-E Fly-11 Pro model. As part of FLY-E’s growth strategy, the Company plans to expand the rental service to Miami, Toronto, and Los Angeles shortly.

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute on our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of November 14, 2024, we have 37 stores, including 36 retail stores in the U.S and one retail store in Canada. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and selling our product in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the three months ended September 30, 2024, our net revenues decreased by 22.1% to $6.8 million, compared to $8.8 million for the same period in 2023, which was primarily driven by a decrease in total units sold, which dropped by 5,850 units, from 20,906 units for the three months ended September 30, 2023, to 15,056 units for the three months ended September 30, 2024.

For the six months ended September 30, 2024, our net revenues decreased by 11.5% to $14.7 million, compared to $16.6 million for the same period in 2023, which was primarily driven by a decrease in total units sold, which dropped by 4,067 units, from 36,003 units for the six months ended September 30, 2023, to 31,936 units for the six months ended September 30, 2024.

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

Employees

Our payroll expenses were $1.3 million for the three months ended September 30, 2024, compared to $0.6 million for the three months ended September 30, 2023. Our payroll expenses were $2.3 million for the six months ended September 30, 2024, compared to $1.2 million for the six months ended September 30, 2023. As our business expands, we expect increased payroll expenses due to hiring of more employees for our retail stores and corporate office. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional, further contributing to the increase in payroll expenses. An inability to effectively manage payroll expenses while expanding the business would significantly impact our ability to grow revenue or improve our financial results.

Vendor and Supply Management

During the three months ended September 30, 2024, we worked with three principal vendors, Xiamen Innolabs Technology Co., Ltd, Depcl Corp. (previously known as Fly Wing E-Bike Inc.), and Anhui Ineo International Trading Co., each of which respectively supplied approximately 48.9%, 19.7%, and 17.1% of the accessories and components used in all our products for the three months ended September 30, 2024. During the six months ended September 30, 2024, we worked with three principal vendors, Xiamen Innolabs Technology Co., Ltd, Depcl Corp., and Anhui Ineo International Trading Co., each of which respectively supplied approximately 43.6%, 29.5%, and 10.8% of the accessories and components used in all our products for the six months ended September 30, 2024.

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

Regulatory Landscape

We operate in an industry that is subject to extensive environmental, safety and other laws and regulations, which include products safety and testing, as well as battery safety and disposal. These requirements create additional costs and possible production delay in connection with the testing and manufacturing of our products. We also benefit from environmental regulations in our target markets which include economic incentives to purchasers of EVs and tax credits for EV manufacturers. The Governor of New York State signed a legislative package in July 2024 aimed at raising awareness about the safe use of e-bikes and lithium-ion battery products, prohibiting the sale of non-compliant batteries, requiring safety protocols and training for first responders, mandating operating manuals for e-bike retailers, and improving accident reporting and registration processes for e-bikes and mopeds. Additionally, in July 2024, the New York City Department of Transportation announced that it anticipated to launch a $2 million trade-in program in early 2025, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with certified, high-quality versions. While we expect relevant regulations to provide a tailwind to our growth, it is possible for other regulations to result in margin pressures.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth the components of our results of operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Revenues, Net	$6,824,406	$8,763,839	$(1,939,433)	(22.1)%
Cost of Revenues	3,919,952	5,002,540	(1,082,588)	(21.6)%
Gross Profit	2,904,454	3,761,299	(856,845)	(22.8)%
Operating Expenses
Selling Expenses	2,041,435	1,618,439	422,996	26.1%
General and Administrative Expenses	2,094,078	1,058,235	1,035,843	97.9%
Total Operating Expenses	4,135,513	2,676,674	1,458,839	54.5%
(Loss) Income from Operations	(1,231,059)	1,084,625	(2,315,684)	(213.5)%
Other Income (Expenses), Net	(53,929)	40,779	(94,708)	(232.2)%
Interest Expenses, Net	(23,795)	(17,969)	(5,826)	32.4%
Income Tax Benefit (Expense)	165,935	(360,879)	526,814	(146.0)%
Net (Loss) Income	$(1,142,848)	$746,556	$(1,889,404)	(253.1)%

Revenues

	For the Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Sales-Retail	$5,923,576	$6,768,828	$(845,252)	(12.5)%
Sales-Wholesale	$900,830	$1,995,011	$(1,094,181)	(54.8)%
Total Net Revenues	$6,824,406	$8,763,839	$(1,939,433)	(22.1)%

Our net revenues were $6.8 million for the three months ended September 30, 2024, a decrease of 22.1%, from $8.8 million for the three months ended September 30, 2023. The decrease in our net revenues was primarily due to the decrease in sales volume by 5,850 units, from 20,906 units for the three months ended September 30, 2023 to 15,056 units for the three months ended September 30, 2024.

Our retail sales revenue decreased by $0.8 million, or 12.5%, from $6.8 million for the three months ended September 30, 2023 to $5.9 million for the three months ended September 30, 2024. Our wholesale revenue decreased by $1.1 million, or 54.8%, from $2.0 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes. Consequently, the management believes that sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in wholesales revenue was driven primarily by the decrease in orders from the top two customers who closed their retail stores in December 2023.

Cost of Revenues

Cost of revenues decreased by 21.6%, from $5.0 million for the three months ended September 30, 2023, to $3.9 million for the three months ended September 30, 2024. The decrease in cost of revenues was primarily attributable to a reduction in units sold, which declined by 5,850 units, from 20,906 units sold for the three months ended September 30, 2023, to 15,056 units sold for the three months ended September 30, 2024.

Gross Margin

The following table shows our gross profit and gross margin for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Gross Profit	$2,904,454	3,761,299	(856,845)	(22.8)%
Gross Margin	42.6%	42.9%

Gross profit for the three months ended September 30, 2024 and 2023 was $2.9 million and $3.8 million, respectively. The decrease is consistent with the decrease in revenue. Gross margin was 42.6% and 42.9% for the three months ended September 30, 2024 and 2023, respectively. The gross margin remained at the same level for the two periods.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Selling Expenses	$2,041,435	1,618,439	422,996	26.1%
General and Administrative Expenses	2,094,078	1,058,235	1,035,843	97.9%
Total Operating Expenses	$4,135,513	2,676,674	1,458,839	54.5%
Percentage of Revenue	60.6%	30.5%

Total operating expenses were $4.1 million for the three months ended September 30, 2024, an increase of $1.5 million, or 54.7%, compared to $2.7 million for the three months ended September 30, 2023. The increase in operating expenses was attributable to the increase in our payroll expenses, rent expenses, advertising expenses, professional fees, and insurance expenses as we expanded our business as discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities expenses, and advertising expenses of retail stores. Total payroll expenses were $0.9 million for the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2023. Rent expenses were $0.8 million for the three months ended September 30, 2024, compared to $0.6 million for the three months ended September 30, 2023. Advertising expenses were $0.1 million for the three months ended September 30, 2024, compared to $14,339 for the three months ended September 30, 2023. The increase in these expenses was primarily due to the increased number of new employees hired for repair and maintenance business operation in the three months ended September 30, 2024.

General and Administrative Expenses

Various general and administrative expenses increased during the three months ended September 30, 2024 compared to the same period of previous year. Professional fees increased to $0.9 million for the three months ended September 30, 2024, compared to $0.3 million for the three months ended September 30, 2023, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with ongoing reporting obligations. Payroll expenses increased to $0.4 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023 primarily due to additional employees hired in operation departments. Insurance expenses increased to $0.3 million for the three months ended September 30, 2024, compared to $24,570 for the same quarter of prior year as a result of purchase of the directors and officers liability insurance after initial public offering in the three months ended September 30, 2024.

Income Tax Provisions

Income taxes benefits were $0.2 million for the three months ended September 30, 2024, a change from $0.4 million income tax provision for the three months ended September 30, 2023. This change was due to our decreased taxable income for the three months ended September 30, 2024.

Net Income (Loss)

Net loss was $1.1 million for the three months ended September 30, 2024, a change of $1.9 million, or 253.1%, from net income of $0.7 million for the three months ended September 30, 2023, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023	Change	Percentage Change
(Loss) Income from Operations	$(1,142,848)	$746,556	$(1,889,404)	(253.1)%
Income Tax (Benefit) Expense	(165,935)	360,879	(526,814)	(146.0)%
Depreciation	85,859	126,891	(41,032)	(32.3)%
Interest Expenses	23,795	17,969	5,826	32.4%
Amortization	7,895	—	7,895	100.0%
EBITDA	$(1,191,234)	$1,252,295	$(2,443,529)	(195.1)%
Percentage of Revenue	(17.5)%	14.3%		(31.7)%

Before interest expenses, income tax, depreciation, and amortization, for the three months ended September 30, 2024, our net loss was $1.2 million, a change of $2.45 million, compared to net income of $1.3 million for the three months ended September 30, 2023, which was mainly attributable to the decrease in revenue, increase in selling and general and administrative expense described above. The ratio of EBITDA to revenue was negative 17.5% and 14.3% for the three months ended September 30, 2024 and 2023, respectively.

Results of Operations for the Six Months Ended September 30, 2024 and 2023

The following table sets forth the components of our results of operations for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended September 30,
	2024	2023	Change	Percentage Change
Revenues, Net	$14,697,832	$16,606,185	$(1,908,353)	(11.5)%
Cost of Revenues	8,693,744	10,122,171	(1,428,427)	(14.1)%
Gross Profit	6,004,088	6,484,014	(479,926)	(7.4%)%
Operating Expenses
Selling Expenses	3,653,930	2,701,545	952,385	35.3%
General and Administrative Expenses	3,626,716	1,930,300	1,696,416	87.9%
Total Operating Expenses	7,280,646	4,631,845	2,648,801	57.2%
(Loss) Income from Operations	(1,276,558)	1,852,169	(3,128,727)	(168.9)%
Other Income (Expenses), Net	(47,411)	29,701	(77,112)	(259.6)%
Interest Expenses, Net	(91,877)	(50,592)	(41,285)	81.6%
Income Taxes Benefit (Expense)	93,490	(644,279)	737,769	(114.5)%
Net (Loss) Income	$(1,322,356)	$1,186,999	$(2,509,355)	(211.4)%

Revenues

	For the Six Months Ended September 30,
	2024	2023	Change	Percentage Change
Sales-Retail	$12,793,994	$12,937,001	$(143,007)	(1.1)%
Sales-Wholesale	$1,903,838	$3,669,184	$(1,765,346)	(48.1)%
Total Net Revenues	$14,697,832	$16,606,185	$(1,908,353)	(11.5)%

Our net revenues were $14.7 million for the six months ended September 30, 2024, a decrease of 11.5%, from $16.6 million for the six months ended September 30, 2023. The decrease in our net revenues was driven primarily by a decrease in total units sold, which decreased by 4,067 units, from 36,003 units for the six months ended September 30, 2023 to 31,936 units for the six months ended September 30, 2024. For the six months ended September 30, 2023 and for the six months ended September 30, 2024, the quantity of E-bikes and batteries sold decreased by 2,963 and 2,624, respectively.

Our retail sales revenue decreased by $0.1 million, or 1.1%, from $12.9 million for the six months ended September 30, 2023 to $12.8 million for the six months ended September 30, 2024. Our wholesale revenue decreased by $1.8 million, or 48.1%, from $3.7 million for the six months ended September 30, 2023 to $1.9 million for the six months ended September 30, 2024. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes. Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in wholesales revenue was driven primarily by the closure of stores by the top two customers who closed their stores in December 2023 due to lack of profitability.

Cost of Revenues

Cost of revenues decreased by 14.1%, from $10.1 million for the six months ended September 30, 2023, to $8.7 million for the six months ended September 30, 2024. The decrease in cost of revenues was primarily attributable to more favorable pricing obtained from our suppliers, particularly for batteries, as well as a reduction in battery sales volume, as discussed previously. These factors collectively contributed to the overall decrease in cost of revenues. The unit cost for battery decreased by 36%, from $117 in the six months ended September 30, 2023, to $75 in the six months ended September 30, 2024.

Gross Margin

The following table shows our gross profit and gross margin for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended September 30,
	2024	2023	Change	Percentage Change
Gross Profit	$6,004,088	6,484,014	(479,926)	(7.4)%
Gross Margin	40.9%	39.0%

Gross profit for the six months ended September 30, 2024 and 2023 was $6.0 million and $6.5 million, respectively. Gross margin was 40.9% and 39.0% for the six months ended September 30, 2024 and 2023, respectively. The increase in gross margin was driven primarily by the increase of the average sale price of our EVs by $68 or 7.0%, from $980 in the six months ended September 30, 2023 to $1,048 in the six months ended September 30, 2024, and the decrease of the unit cost for battery by 36%, from $117 in the six months ended September 30, 2023, to $75 in the six months ended September 30, 2024.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended September 30,
	2024	2023	Change	Percentage Change
Selling Expenses	$3,653,930	$2,701,545	$952,385	35.3%
General and Administrative Expenses	3,626,716	1,930,300	1,696,416	87.9%
Total Operating Expenses	$7,280,646	$4,631,845	$2,648,801	57.2%
Percentage of Revenue	49.5%	29.9%

Total operating expenses were $7.3 million for the six months ended September 30, 2024, an increase of $2.6 million, or 57.2%, compared to $4.6 million for the six months ended September 30, 2023. The increase in operating expenses was attributable to the increase in our payroll expenses, rent expenses, meals and entertainment expenses, professional fees, and development expenses as we expanded our business as discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities expenses, and advertising expenses of retail stores. Total payroll expenses were $1.5 million for the six months ended September 30, 2024, compared to $0.8 million for the six months ended September 30, 2023. Rent expenses were $1.5 million for the six months ended September 30, 2024, compared to $1.1 million for the six months ended September 30, 2023. Utilities expenses were $119,252 for the six months ended September 30, 2024, compared to $68,863 for the six months ended September 30, 2023. Advertising expenses were $0.2 million for the six months ended September 30, 2024, compared to $26,066 for the six months ended September 30, 2023. The increase in these expenses was primarily due to the increased number of new employees hired for business operating in the six months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased during the six months ended September 30, 2024 compared to the previous year. Professional fees increased to $1.3 million for the six months ended September 30, 2024, compared to $0.5 million for the six months ended September 30, 2023, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with our initial public offering and ongoing reporting obligations. Payroll expenses increased to $0.8 million for the six months ended September 30, 2024 from $0.4 million for the six months ended September 30, 2023 primarily due to additional employees hired in operation and accounting departments. Insurance expenses increased to $0.5 million for the six months ended September 30, 2024, compared to $0.1 million for the same period of prior year as a result of purchase of directors and officers liability insurance after initial public offering in the six months ended September 30, 2024. Software development fee increased to $0.3 million for the six months ended September 30, 2024, compared to $0.1 million for the same period in prior year as a result of maintenance for Fly E-Bike app during the six months ended September 30, 2024.

Income Tax Provisions

Income taxes benefits were $93,490 for the six months ended September 30, 2024, a change from $0.6 million income tax provision for the six months ended September 30, 2023. This change was due to our decreased taxable income for the six months ended September 30, 2024.

Net Income (Loss)

Net loss was $1.3 million for the six months ended September 30, 2024, a change of $2.5 million, or 211.4%, from net income of $1.2 million for the six months ended September 30, 2023, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended September 30,
	2024	2023	Change	Percentage Change
(Loss) Income from Operations	$(1,322,356)	$1,186,999	$(2,509,355)	(211.4)%
Income Tax provision	(93,490)	644,279	(737,769)	(114.5)%
Depreciation	180,910	190,559	(9,649)	(5.1)%
Interest Expenses	91,877	50,592	41,285	81.6%
Amortization	8,846	—	8,846	100.0%
EBITDA	$(1,134,213)	$2,072,429	$(3,206,642)	(154.7)%
Percentage of Revenue	(7.7)%	12.5%		(20.2)%

Before interest expenses, income tax, depreciation, and amortization, for the six months ended September 30, 2024, our net loss was $1.1 million, a change of $3.2 million, compared to net income of $2.1 million for the six months ended September 30, 2023, which was mainly attributable to the decrease in revenue, increase in selling and general and administrative expense described above. The ratio of EBITDA to revenue was negative 7.7% and 12.5% for the six months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $1.3 million. We had working capital of $2.3 million and $0.3 million as of September 30, 2024 and March 31, 2024, respectively. We had net loss of $1.3 million and net income of $1.2 million for the six months ended September 30, 2024 and 2023, respectively. During the six months ended September 30, 2024, net cash used in operating activities of the Company was approximately $9.4 million. As of September 30, 2024, the Company had a current portion of contractual obligation of approximately $9.6 million.

We had funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of September 30, 2024. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 7, 2024, we sold 2,250,000 shares of common stock, at a price of $4.00 per share in our IPO. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by us. Net proceeds received by us from IPO were approximately $7.9 million. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of $1.2 million. The main cash outflow for the six months ended September 30, 2024 was from net loss of $1.3 million, a decrease in tax payable of $1.5 million, an increase in inventories of $3.6 million, a decrease in operating lease liabilities of $1.5 million, purchase of software from a related party of $0.8 million, and an increase in prepayments and other receivables of $1.8 million. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. For the next 12 months from the issuance date of this report, we plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of September 30, 2024 and March 31, 2024, our accounts receivable, net of allowance for credit losses, was $0.4 million and $0.2 million, respectively. Our accounts receivable turnover period decreased from 69 days in the year ended March 31, 2024 to 63 days in six months ended September 30, 2024, which was mainly attributable to a stricter credit policy implemented towards our U.S. distributors.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of September 30, 2024 and March 31, 2024, our accounts payable were $0.4 million and $1.2 million, respectively. Our accounts payable turnover period decreased to 16 days for the six months ended September 30, 2024 from 25 days for the year ended March 31, 2024, which was primarily the result of the Company’s switch to a new vendor and the settlement of one vendor’s balance during this period.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $1.8 million, from $0.6 million as of March 31, 2024, to $2.4 million as of September 30, 2024. This significant increase is mainly due to the launch of Company’s E-bike rental services, which required additional inventory. As a result, during the six months ended September 30, 2024, the Company made substantial prepayments to vendors to secure inventory for the upcoming quarter.

Our inventories primarily include our EVs, their accessories and spare parts. As of September 30, 2024 and March 31, 2024, our inventories, net of allowance, were $8.5 million and $5.4 million, respectively. The increase in inventories was primarily due to our preparation for the new rental business.   Our inventory turnover days increased to 147 days in the six months ended September 30, 2024, from 125 days in the year ended March 31, 2024, which was primarily due to strategic inventory buildup, allowing us to start new services.

As of September 30, 2024 and March 31, 2024, the total outstanding amount of loan principal was $7.0 million and $1.6 million, respectively. For the three months ended September 30, 2024 and 2023, the interest expenses on our outstanding loans amounted to $23,795 and $17,969, respectively. For the six months ended September 30, 2024 and 2023, the interest expenses on our outstanding loans amounted to $91,877 and $50,592, respectively. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included within this quarterly report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended September 30,
	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(9,412,145)	$1,593,868
Net Cash Used in Investing Activities	(2,845,468)	(526,214)
Net Cash Provided by (Used in) Financing Activities	12,126,060	(317,119)
Net Change in Cash	$(131,553)	$750,535

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2024 was $9.4 million, which was due to net loss of $1.3 million, a decrease in tax payable of $1.5 million, and a decrease in accrued expenses and other payables of $0.4 million, an increase in inventories of $3.6 million, a decrease in account payable of $0.8 million, a decrease in operating lease liabilities of $1.5 million, and an increase in prepayments and other receivables of $1.8 million, partially offset by amortization of right-of-use assets of $1.7 million and a decrease in accounts receivables-related parties of $0.2 million.

Net cash provided by operating activities for the six months ended September 30, 2023 was $1.6 million, which was mainly comprised of net income of $1.2 million, an increase in accounts payable of $1.8 million, a noncash item of amortization of right-of-use assets of $1.2 million, offset by an increase in inventories of $1.7 million and a decrease in operating lease liabilities of $1.1 million.

Investing Activities

Net cash used in investing activities was $2.8 million for the six months ended September 30, 2024, which was due to purchase of GO FLY App from a related party of $0.5 million, purchase of software from a related party of $0.8 million, the advance to a related party of $0.5 million, and partially offset by the repayment from a related party of $0.5 million.

Net cash used in investing activities was $0.5 million for the six months ended September 30, 2023, which was due to the purchase of equipment of $0.5 million.

Financing Activities

Net cash provided by financing activities was $12.1 million for the six months ended September 30, 2024, which consisted of net proceeds of the IPO of $9.2 million, and loan proceeds of $3.7 million, partially offset by repayments of loans of $0.4 million and payment of IPO costs of $0.3 million.

Net cash used in financing activities was $0.3 million for the six months ended September 30, 2023, which consisted of deferred IPO cost of $0.1 million, repayments of loans of $0.3 million, repayments of other payables of related party of $0.2 million, and payments of related-party loan of $0.1 million, offset by loan proceeds of $0.4 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of September 30, 2024:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and others	$16,438,021	3,149,827	6,483,197	4,696,552	2,108,445
Loan Payable	6,991,919	6,800,791	191,128	—	—
Total Contractual Obligations	$23,429,940	9,950,618	6,674,325	4,696,552	2,108,445

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

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest expenses on our short-term and long-term bank borrowings. Our short-term and long-term bank borrowings bear interests at fixed rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in market interest rates. However, our future interest expenses may exceed expectations due to changes in market interest rates. If we were to renew these short-term and long-term bank borrowings, we might be subject to interest rate risk.

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

Critical Accounting Policies

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

Estimated Allowance for Inventories

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of September 30, 2024 and March 31, 2024, we recorded inventory allowance balance of $622,623 and $514,021, respectively.

Product Warranties

We provide a three-month warranty on our vehicles and the battery pack. We accrue warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include our best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves regularly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within three months from the balance sheet date will be classified as current and classified as short-term liabilities. The Company accrued $31,036 and $27,714 of warranty reserves under accrued expenses and other payables as of September 30, 2024 and March 31, 2024, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized in the foreseeable future. As of September 30, 2024 and March 31, 2024, we did not record any valuation allowance deferred tax assets.

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

We consider many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We will include interest and fines arising from the underpayment of income taxes as a component of the provision for income taxes (if anticipated). Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the six months ended September 30, 2024, the Company accrued $98,322 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets. For the six months ended September 30, 2023, $73,817 accrued related to underpayment of income tax are classified as income tax expense in the period incurred. As of September 30, 2024 and March 31, 2024, we did not have any significant unrecognized uncertain tax positions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. We plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Additionally, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. Our management performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements included in this Report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the SEC on June 28, 2024 and August 16, 2024, respectively.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s continued listing requirements.

On October 2, 2024, we received written notice from Nasdaq indicating that the bid price for our common stock for the last 31 consecutive business days, had closed below the minimum $1.00 per share and, as a result, we are not in compliance with the $1.00 minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 31, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during this 180 day period.

If we are not in compliance by March 31, 2025, we may qualify for a second 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency, or we are otherwise not eligible, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel.

We are considering available options to regain compliance Nasdaq’s continued listing requirements. However, there can be no assurance that we will be able to regain such compliance.

If Nasdaq delists our common stock from trading on its exchange, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

There is substantial doubt about our ability to continue as a going concern.

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Report. The going concern may be included in our future reports and could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.

As of September 30, 2024, we had working capital of approximately $2.3 million and cash of approximately $1.3 million. During the three and six months ended September 30, 2024, we had net loss of approximately $1.1 million and $1.3 million, respectively. During the six months ended September 30, 2024, net cash used in operating activities of the Company was approximately $9.4 million. As of September 30, 2024, we had a current portion of contractual obligation of approximately $9.6 million. We plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that we will be successful in implementing the foregoing plans or that additional financing will be available to us on commercially reasonable terms, or at all. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our ability to continue as a going concern and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not undertake any unregistered sales of our equity securities during the quarter ended September 30, 2024.

During the quarter ended September 30, 2024, we did not repurchase any shares of our common stock.

On June 7, 2024, we closed our IPO of 2,250,000 shares of our common stock at the price of $4.00 per share, resulting in net proceeds to us of $7.9 million after deducting underwriting discounts and commissions and offering expenses. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-276830), which was declared effective by the Securities and Exchange Commission on May 14, 2024. The Benchmark Company, LLC acted as representative of the underwriters. We paid the underwriters in aggregate approximately $0.7 million in underwriting commissions and incurred offering expenses of approximately $0.5 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. No proceeds were used for the year ended March 31, 2024. Given the decline in sales and a weaker market demand, we launched E-bike rental business and reallocated proceeds originally intended for retail store expansion toward strategically building our inventory reserve. As of November 14, 2024, we used approximately $4.3 million, $2.5 million, and $2.5 million for purchase of inventory and production costs, software development, and working capital, respectively. As of the date of this Report, we have used all the proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

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

FLY-E GROUP, INC.

	By:	/s/ Zhou Ou
Zhou Ou Chief Executive Officer (Principal Executive Officer)

November 19, 2024

	By:	/s/ Shiwen Feng
Shiwen Feng Chief Financial Officer (Principal Financial and Accounting Officer)

November 19, 2024