Form 10-Q
period 2024-12-31
Fly-E Group, Inc.
filed 2025-02-19
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 19, 2025, there were 24,587,500 shares  of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

INDEX

		Page Number

	Cautionary Statement Regarding Forward Looking Statements	ii
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2024 and 2023	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended December 31, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION	47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
	Signatures	49

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), Section 21E of the Exchange Act, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	the lingering impact of COVID-19 on our business;

●	increased government regulation of our industry;

●	the risk of losing cash balances exceeding insurance limits held at banks;

●	our ability to grow the rental services;

●	our ability to continue as a going concern;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	the changes or developments with respect to domestic and international customs, tariffs, and trade policies, corresponding or retaliatory actions by other countries and related uncertainties;

●	tariffs and currency exchange rates; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 44 of this Report and our other filings with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	December 31, 2024	March 31, 2024
ASSETS
Current Assets
Cash	$1,367,248	$1,403,514
Accounts receivable	305,157	212,804
Accounts receivable – related parties	88,885	326,914
Inventories, net	8,605,628	5,364,060
Prepayments and other receivables	2,306,692	588,660
Prepayments and other receivables – related parties	171,057	240,256
Total Current Assets	12,844,667	8,136,208
Property and equipment, net	7,232,689	1,755,022
Security deposits	851,994	781,581
Deferred IPO costs	—	502,198
Deferred tax assets, net	895,206	35,199
Operating lease right-of-use assets	14,318,422	16,000,742
Intangible assets, net	560,125	36,384
Long-term prepayment for property	—	450,000
Long-term prepayment for software development– related parties	536,580	1,279,000
Total Assets	$37,239,683	$28,976,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,277,716	$1,180,796
Short-term loan payables	4,909,982	—
Current portion of long-term loan payables	99,079	1,213,242
Accrued expenses and other payables	432,469	925,389
Other payables – related parties	—	92,229
Operating lease liabilities – current	3,151,171	2,852,744
Taxes payable	—	1,530,416
Total Current Liabilities	9,870,417	7,794,816
Long-term loan payables	2,090,734	412,817
Operating lease liabilities – non-current	12,153,196	13,986,879
Total Liabilities	24,114,347	22,194,512

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 4,400,000 shares authorized and nil outstanding as of December 31, 2024 and March 31, 2024*	—	—
Common stock, $0.01 par value, 44,000,000 shares authorized and 24,587,500 shares outstanding as of December 31, 2024 and 22,000,000 shares outstanding as of March 31, 2024*	245,875	220,000
Additional Paid-in Capital	10,744,024	2,400,000
Shares Subscription Receivable	(219,998)	(219,998)
Retained Earnings	2,388,806	4,395,649
Accumulated other comprehensive loss	(33,371)	(13,829)
Total FLY-E Group, Inc. Stockholders’ Equity	13,125,336	6,781,822
Total Liabilities and Stockholders’ Equity	$37,239,683	$28,976,334

*	Shares and per share data are presented on a retroactive basis to reflect the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$5,678,010	$7,428,212	$20,375,842	$24,034,397
Cost of Revenues	3,116,940	4,455,399	11,810,684	14,577,570
Gross Profit	2,561,070	2,972,813	8,565,158	9,456,827

Operating Expenses
Selling Expenses	1,943,633	1,935,498	5,597,563	4,637,043
General and Administrative Expenses	1,557,716	843,326	5,184,432	2,773,626
Total Operating Expenses	3,501,349	2,778,824	10,781,995	7,410,669
Income (Loss) from Operations	(940,279)	193,989	(2,216,837)	2,046,158

Other Expenses, net	(16,699)	(53,824)	(64,110)	(24,123)
Interest Expenses, net	(155,673)	(31,558)	(247,550)	(82,150)
Income (Loss) Before Income Taxes	(1,112,651)	108,607	(2,528,497)	1,939,885
Income Tax Benefit (Expense)	428,164	(87,718)	521,654	(731,997)
Net Income (Loss)	$(684,487)	$20,889	$(2,006,843)	$1,207,888

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(22,516)	3,101	(19,542)	3,101
Total Comprehensive Income (Loss)	$(707,003)	$23,990	$(2,026,385)	$1,210,989

Earnings (Losses) per Share*	$(0.03)	$0.001	$(0.08)	$0.05
Weighted Average Number of Common Stock
– Basic and Diluted*	24,587,500	22,000,000	23,946,578	22,000,000

*	Shares and per share data are presented on a retroactive basis to reflect the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Comprehensive	Earnings	Equity

Balance at March 31, 2024	—	$—	22,000,000	$220,000	2,400,000	(219,998)	$(13,829)	$4,395,649	$6,781,822
Net Loss	—	—	—	—	—	—	—	(179,508)	(179,508)
Issuance of common stock upon initial public offering, net	—	—	2,587,500	25,875	8,344,024	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	(1,324)	—	(1,324)
Balance at June 30, 2024	—	$—	24,587,500	$245,875	$10,744,024	$(219,998)	$(15,153)	$4,216,141	$14,970,889
Net Loss	—	—	—	—	—	—	—	(1,142,848)	(1,142,848)
Foreign currency translation adjustment	—	—	—	—	—	—	4,298	—	4,298
Balance at September 30, 2024	—	$—	24,587,500	$245,875	$10,744,024	$(219,998)	$(10,855)	$3,073,293	$13,832,339
Net loss	—	—	—	—	—	—	—	(684,487)	(684,487)
Foreign currency translation adjustment	—	—	—	—	—	—	(22,516)	—	(22,516)
Balance at December 31, 2024	—	$—	24,587,500	$245,875	$10,744,024	$(219,998)	$(33,371)	$2,388,806	$13,125,336

*	Shares and per share data are presented on a retroactive basis to reflect the stock split completed on April 2, 2024.

	Preferred Stock		Common Stock		Shares Subscription	Additional Paid-in	Accumulated Other	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Receivables	Capital	Comprehensive	Earnings	Equity
Balance at March 31, 2023	—	$—	22,000,000	$220,000	$(219,998)	$—	$—	$2,500,427	$2,500,429
Net Income	—	—	—	—		—	—	440,443	440,443
Capital Contribution	—	—	—	—	—	2,400,000	—	—	2,400,000
Balance at June 30, 2023	—	$—	22,000,000	$220,000	$(219,998)	$2,400,000	$—	$2,940,870	$5,340,872
Net Income	—	—	—	—	—	—	—	746,556	746,556
Balance at September 30, 2023	—	$—	22,000,000	$220,000	$(219,998)	$2,400,000	$—	$3,687,426	$6,087,428
Net Income	—	—	—	—	—	—	—	20,889	20,889
Foreign currency translation adjustment	—	—	—	—	—	—	3,101	—	3,101
Balance at December 31, 2023	—	$—	22,000,000	$220,000	$(219,998)	$2,400,000	$3,101	$3,708,315	$6,111,418

*	Shares and per share data are presented on a retroactive basis to reflect the stock split completed on April 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(2,006,843)	$1,207,888
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	310,910	203,788
Amortization expense	30,831	782
Deferred income taxes (benefits) expenses	(860,007)	225,506
Amortization of operating lease right-of-use assets	2,404,092	1,798,832
Inventories reserve	678,157	287,946
Changes in operating assets and liabilities:
Accounts receivable	(92,353)	(198,720)
Accounts receivable – related parties	238,029	(230,149)
Inventories	(3,985,343)	(1,827,543)
Prepayments and other receivables	(1,772,605)	(310,727)
Prepayments for operation services to related parties	(105,000)	—
Security deposits	(70,413)	(395,867)
Accounts payable	96,920	2,287,560
Accrued expenses and other payables	(492,920)	233,082
Operating lease liabilities	(2,257,028)	(1,651,005)
Taxes payable	(1,530,416)	112,614
Net cash (used in) provided by operating activities	(9,413,989)	1,743,987

Cash flows from investing activities
Purchases of equipment	(1,618,290)	(503,772)
Purchase of software from a related party	(500,000)	—
Prepayment for purchasing software from a related party	(892,580)	(350,000)
Repayment from a related party	660,256	—
Advance to a related party	(486,057)	—
Payments of property rights	—	(109,532)
Net cash used in investing activities	(2,836,671)	(963,304)

Cash flows from financing activities
Advance to a related party	—	(111,500)
Borrowing from loan payables	7,086,099	845,000
Repayments of loan payables	(3,632,031)	(362,583)
Repayments on other payables - related parties	(92,229)	(200,249)
Payments of related party loan	—	(150,000)
Capital Contributions from Stockholders	—	136,370
Payments of IPO cost	(282,403)	(126,488)
Net proceeds from issuance of common stock - IPO	9,154,500	—
Net cash provided by financing activities	12,233,936	30,550
Net changes in cash	(16,724)	811,233
Effect of exchange rate changes on cash	(19,542)	3,101
Cash at beginning of the period	1,403,514	358,894
Cash at the end of the period	$1,367,248	$1,173,228

Supplemental disclosure of cash flow information
Cash paid for interest expense	$227,679	$82,150
Cash paid for income taxes	$1,940,778	$435,881

Supplemental disclosure of non-cash investing and financing activities
Settlement of accounts payable by related parties	$—	$50,000
Settlement of accounts payable by capital contribution	$—	$2,263,630
Purchase of vehicle funded by loan	$219,668	$34,974
Purchase of office funded by loan	$1,800,000	$—
Purchase software and office by using previous prepayments	$2,085,000	$—
Purchase property rights by using previous prepayments	$54,572
Properties used for rental services	$65,618
Deferred IPO cost recognized as additional paid-in capital	$502,198	$—
Termination of operating lease right-of-use assets and operating lease liabilities	$(863,513)	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,585,285	$3,579,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). During the nine months ended December 31, 2024, the Company closed four stores in the U.S. As of February 19, 2025, the Company has opened a total of 36 stores, including 35  retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

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

The unaudited condensed consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of December 31, 2024.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding company	Parent Company

FLY EV, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

FLY E-BIKE, INC.	● A Delaware Company ● Incorporated on August 22, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

UNIVERSE KING CORP	● A New York corporation ● Incorporated on November 19, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

UFOTS CORP.	● A New York corporation ● Incorporated on May 2, 2019 ● A retail store	100% owned by Fly E-Bike, Inc.

ARFY CORP.	● A New York corporation ● Incorporated on April 29, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

TKPGO CORP.	● A New York corporation ● Incorporated on July 3, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYFLS INC	● A New York corporation ● Incorporated on October 13, 2020 ● A retail store and corporate office	100% owned by Fly E-Bike, Inc.

FLY37 INC	● A New York corporation ● Incorporated on October 14, 2020 ● No operation	100% owned by Fly E-Bike, Inc.

FIYET INC	● A New York corporation ● Incorporated on November 12, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY GC INC.	● A New York corporation ● Incorporated on November 13, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY MHT INC.	● A New York corporation ● Incorporated on December 15, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYAM INC	● A New York corporation ● Incorporated on February 19, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

OFLYO INC	● A New York corporation ● Incorporated on March 29, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE INC	● A New York corporation ● Incorporated on March 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCLB INC	● A New York corporation ● Incorporated on April 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE NJ INC	● A New Jersey corporation ● Incorporated on June 8, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

ESEBIKE INC	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKEMIAMI INC	● A Florida corporation ● Incorporated on June 30, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

GOFLY INC	● A Texas corporation ● Incorporated on July 23, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY14 CORP.	● A New York corporation ● Incorporated on September 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

EDISONEBIKE INC.	● A New York corporation ● Incorporated on October 13, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTRON INC.	● A New York corporation ● Incorporated on November 9, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCYCLE INC.	● A New York corporation ● Incorporated on January 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ2 INC.	● A New Jersey corporation ● Incorporated on February 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBWY INC.	● A New York corporation ● Incorporated on March 2, 2022 ● No operation	100% owned by Fly E-Bike, Inc.

FLYCORONA INC.	● A New York corporation ● Incorporated on March 9, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

MEEBIKE	● A New York corporation ● Incorporated on March 25, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY6AVE, INC.	● A New York corporation ● Incorporated on April 16, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E BIKE NJ3, INC	● A New Jersey corporation ● Incorporated on July 18, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BROOKLYN, INC.	● A New York corporation ● Incorporated on November 2, 2022 ● No operation	100% owned by Fly E-Bike, Inc.

FLY E-BIKE SAN ANTONIO INC	● A Texas corporation ● Incorporated on January 1, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE WORLD INC.	● A New York corporation ● Incorporated on February 27, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY DELIVERY INC.	● A New York corporation ● Incorporated on March 2, 2023 ● A delivery store	100% owned by Fly E-Bike, Inc.

FLYEBIKE MIAMI2 INC.	● A Florida corporation ● Incorporated on April 13, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYDC INC.	● A Washington, DC corporation ● Incorporated on May 31, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYMHT659 INC.	● A New York corporation ● Incorporated on June 2, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX745 INC.	● A New York corporation ● Incorporated on June 15, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYJH8509 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX2381 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ4 INC.	● A New York corporation ● Incorporated on October 4, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTORONTO Corp.	● A Toronto corporation ● Incorporated on October 18, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYLA INC.	● A California corporation ● Incorporated on December 1, 2023 ● A retail and rental store	100% owned by Fly E-Bike, Inc.

FWMOTOR INC.	● A New York corporation ● Incorporated on April 3, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

DCMOTOR INC.	● A Maryland corporation ● Incorporated on April 9, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

AOFL LLC	● A New York corporation ● Incorporated on June 25, 2024 ● A holding company	100% owned by Fly E-Bike, Inc.

GOBIKE INC	● A New York corporation ● Incorporated on July 16, 2024 ● A rental store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BOSTON INC.	● A Massachusetts corporation ● Incorporated on September 1, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

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

As of December 31, 2024, the Company had working capital of approximately $3.0 million and cash of approximately $1.4 million. During the three and nine months ended December 31, 2024, the Company had net loss of approximately $0.7 million and $2.0 million, respectively. During the nine months ended December 31, 2024, net cash used in operating activities of the Company was approximately $9.4 million. As of December 31, 2024, the Company had a current portion of contractual obligation of approximately $8.2 million. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”).   The accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and its ability to attract investors and to borrow funds on reasonable economic terms. The results of operations for the nine months ended December 31, 2024 are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year ending March 31, 2025. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the years ended March 31, 2024 and 2023.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of December 31, 2024 and March 31, 2024, nil and nil deposited with banks was uninsured, respectively.

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

There was nil and nil allowance for credit losses as of December 31, 2024 and March 31, 2024, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the three months ended December 31, 2024 and 2023, the impairment loss was $347,333 and $128,095, respectively. For the nine months ended December 31, 2024 and 2023, the impairment loss was $678,157  and $287,946, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2024 and March 31, 2024, no allowance against prepayments and other receivables was recorded.

(j) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

The estimated useful lives are as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3 – 10 years (shorter of lease term or useful lives)
Motor vehicles	5 years
Buildings	30 years
Properties used for lease	2 years

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

Construction in progress

Direct costs that are related to the construction of property, equipment and software and incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property, equipment and software items and the depreciation of these assets commences when the assets are ready for their intended use. In December 2023, the Company engaged DF Technology US Inc (“DFT”), a related party, for certain technology services, such as enterprise resource planning system (“ERP system”). As of December 31, 2024 and March 31, 2024, construction in progress was $1,910,000   and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT.

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

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property, plant and equipment, intangible assets subject to amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and March 31, 2024, no impairment of long-lived assets was recognized.

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

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, contract liabilities, accrued expenses and other payables, and tax payables have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024.

(o) Revenue Recognition

Product revenue

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $37,363 and $27,714 of warranty reserves under accrued expenses and other payables as of December 31, 2024 and March 31, 2024, respectively. The Company has no contract assets and contract liabilities balances as of December 31, 2024 and March 31, 2024, respectively.

Rental Revenue

The Company operates rental business primarily from the Go Fly rental mobile app and selected Fly E-Bike stores that provide users with a flexible and affordable e-bike rental option.

The Company offers rental services through its subsidiaries, GOBIKE INC and FLYLA INC. All the products available for rent are owned by the Company. The Company leases products to customers, and as a result, the Company considers itself to be the accounting lessor, as applicable, in these arrangements in accordance with ASC 842. Rental business operating costs include refunded products repair fee and other operating costs, as applicable.

Due to the short-term nature of the rental business, the Company classifies these rentals operating leases. Revenue generated from the rental services is recognized over the rental period, which is typically one day, one week or more.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Product revenues - retail (ASC 606)	$4,914,741	$6,292,490	$17,708,735	$19,229,491
Product revenues - wholesale (ASC 606)	714,308	1,135,722	2,618,146	4,804,906
Revenues - rental services (ASC 842)	48,961	—	48,961	—
Net revenues	$5,678,010	$7,428,212	$20,375,842	$24,034,397

(p) Selling Expenses

Selling expenses mainly consist of advertising costs, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $32,681 and $6,629 for the three months ended December 31, 2024 and 2023, respectively. The advertising expenses were $230,742 and $32,695 for the nine months ended December 31, 2024 and 2023, respectively.

(q) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the three months ended December 31, 2024 and 2023, development costs amounted to $125,312 and $89,420, respectively, which were recorded under general and administrative expenses. For the nine months ended December 31, 2024 and 2023, development costs amounted to $434,760 and $96,880, respectively, which were recorded under general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2023 are subject to examination by any appropriate tax authorities. For the three months ended December 31, 2024 and 2023, the Company accrued nil and nil income tax related penalty included in current income taxes expenses, respectively. For the nine months ended December 31, 2024 and 2023, the Company accrued $63,812 and $55,604 income tax related penalty included in current income taxes expenses, respectively.

(s) Leases

The Company accounts for leases in accordance with ASC 842. The Company leases premises for offices, warehouses, and retail stores under non-cancellable operating leases, and the Company leases its products to customers under non-cancellable operating leases.

Lessor

The Company’s lease arrangements include products rentals to customers. The lease term is from one hour to one month. Due to the short-term   nature of these arrangements, the Company classifies these leases as operating leases. The Company does not separate lease and non-lease components, such as insurance or roadside assistance provided to the lessee, in its lessor lease arrangements. Lease payments are primarily fixed and are recognized as revenue in the period over which the lease arrangement occurs. Taxes or other fees assessed by governmental authorities that are both imposed on and concurrent with each lease revenue-producing transaction and collected by the Company from the lessee are excluded from the consideration in its lease arrangements. The Company mitigates residual value risk of its leased assets by performing regular maintenance and repairs, as necessary, and through periodic reviews of asset depreciation rates based on the Company’s ongoing assessment of present and estimated future market conditions.

Lessee

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

(t) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the three and nine months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024, the Company’s top two suppliers represented 50% and 25% of total purchases of the Company, respectively. For the three months ended December 31, 2023, the Company’s top three suppliers represented 59%, 34%, and 17% of total purchases of the Company, respectively. For the nine months ended December 31, 2024, the Company’s top three suppliers represented 45%, 29%, and 10% of total purchases of the Company, respectively. For the nine months ended December 31, 2023, the Company’s top three suppliers represented 35%, 20% and 13% of total purchases of the Company, respectively. As of December 31, 2024, two suppliers accounted for 58% and 24% of accounts payable balance, respectively. As of March 31, 2024, three suppliers accounted for 31%, 26%, and 23% of accounts payable balance, respectively.

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

(v) Earnings (Loss) Per Share

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

For the three and nine months ended December 31, 2024, the Company had potential shares of common stock issuable upon the exercise of the Representative’s Warrants (as defined below). As the Company incurred losses for the three and nine months ended December 31, 2024, inclusion of these potential shares of common stock would have reduced the net loss per share. Therefore, these potential shares were excluded from the calculation of diluted net loss per share.  For the three and nine months ended December 31, 2024, there were no dilutive shares.

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

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	December 31, 2024	March 31, 2024
Batteries	$2,893,576	$1,009,228
Electric Vehicles	4,665,639	2,634,643
Tires	608,145	687,927
Accessories	1,374,298	1,546,283
Inventories	9,541,658	5,878,081
Inventory reserves	(936,030)	(514,021)
Inventories, net	$8,605,628	$5,364,060

Movements of inventory reserves are as follows:

	December 31, 2024	December 31, 2023
Beginning balance	$514,021	$431,363
Addition	678,157	287,946
Write off	(256,147)	(316,278)
Ending Balance	$936,030	$403,031

As of December 31, 2024 and March 31, 2024, the inventory allowance balance was $936,030 and $514,021, respectively. For the three months ended December 31, 2024 and 2023, the impairment loss was $347,333 and $128,095, respectively. For the nine months ended December 31, 2024 and 2023, the impairment loss was $678,157 and $287,946, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other current assets as of December 31, 2024 and March 31, 2024 consisted of the following:

	December 31, 2024	March 31, 2024
Prepaid rent	$70,766	$179,792
Prepayments to vendors	1,580,417	143,018
Prepaid iCloud Server	—	1,747
Prepaid insurance	293,294	237,207
Prepaid income tax	86,705	—
Prepayments to other service providers	275,510	26,896
Total Prepayment and Other Receivables	$2,306,692	$588,660

As of December 31, 2024 and March 31, 2024, the prepayments to vendors were $1.6 million and $0.1 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of growth in future sales and rental services. The Company plans to purchase more E-vehicles and related accessories from oversea vendors to support the expansion in retail and rental markets. These prepayments to vendors are expected to be settled by the end of March 2025.

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2024 and March 31, 2024 consisted of the following:

	December 31, 2024	March 31, 2024
Furniture & Fixtures	$419,950	$400,558
Machinery & Equipment	267,477	212,317
Automobile	669,909	306,607
Leasehold improvements	963,759	976,870
Building	3,663,215	—
Construction in progress-Software	1,910,000	275,000
Properties for rental business	65,618	—
Property and Equipment	7,959,928	2,171,352
Less: Accumulated depreciation	(727,239)	(416,330)
Property and Equipment, net	$7,232,689	$1,755,022

For the three months ended December 31, 2024 and 2023, the depreciation expenses were $130,000 and $13,229, respectively. For the nine months ended December 31, 2024 and 2023, the depreciation expenses were $310,910 and $203,788, respectively.

In December 2023, the Company engaged DFT, a former related party,  for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000, subject to adjustments. The final delivery of the ERP system is scheduled for May 10, 2025, subject to adjustments mutually agreed upon by the parties in response to any changes in project scope or unforeseen delays. As of December 31, 2024 and March 31, 2024, the accumulative payments to DFT for development of the ERP system were $2,446,580 and $1,554,000, respectively. As of December 31, 2024 and March 31, 2024, construction in progress was $1,910,000 and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT. As of December 31, 2024 and March 31, 2024, the Company had a prepayment of $536,580  and $1,279,000, respectively, to DFT (see Note 13 – Long-term prepayment for software development – related parties, net).

On August 12, 2024, the Company entered into a purchase agreement with He’s Realty Holdings LLC (the “Seller”), a third party, to purchase an office property. The final purchase price of the property was $3,594,000 and closing cost was $69,215. The Company paid $628,211 in cash to the Seller, withdrew $1,235,004 from its line of credit with Peapack-Gladstone Bank, and financed the remaining $1,800,000. On August 13, 2024, the Company’s subsidiary, AOFL LLC, obtained a one-year short-term loan of $1,800,000 from He’s Realty Holdings LLC with an annual interest rate of 6.5%. The principal amount shall be paid to He’s Realty Holdings LLC in one or more installments on or before August 11, 2025, and during the one-year borrowing period, AOFL LLC only needs to pay interest of $9,750 to He’s Realty Holdings LLC on a monthly basis. The collateral provided was the office purchased by AOFL LLC. The loan was paid off in full on November 29, 2024.

In October 2024, the Company started to offer rental services through its subsidiaries, GOBIKE INC, in New York, and FLYLA INC, in Log Angeles. The rental term is from one hour to one month. In New York, the Company offers a single model of E-Bike for rent, FLY 11 PRO GOFLY as of the date of this report. In Log Angeles, the Company offers 31 types of E-Bikes and E-scooters for rent, including FLY AIR2, FLY TANK, and FLY 11 PRO.

6 — INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2024 and March 31, 2024 consisted of the following:

	December 31, 2024	March 31, 2024
Property rights	$92,604	$38,032
GO FLY App	500,000	—
Total Intangible assets	592,604	38,032
Less: Accumulated Amortization	(32,479)	(1,648)
Intangible assets, net	$560,125	$36,384

For the three months ended December 31, 2024 and 2023, the amortization expenses were $21,985 and nil, respectively. For the nine months ended December 31, 2024 and 2023, the amortization expenses were $30,831 and nil, respectively.

In July 2024, the Company engaged DFT, a related party, to develop a new APP, GO FLY APP, for the rental business. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered on September 5, 2024.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	December 31, 2024	March 31, 2024
Accrued payroll	$42,196	$121,120
Advances from customers	26,445	25,099
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	37,363	27,714
Payroll tax and sales tax payable	112,068	245,226
Accrued store expenses	51,077	21,975
Accrued IPO offering cost	—	225,000
Accrued freight in cost	94,650	107,255
Accrued interest expense	19,670
Accrued professional fee	—	103,000
Accrued Expenses and Other Current Liabilities	$432,469	$925,389

8 — LOAN PAYABLE

A summary of the Company’s loans is listed as follows:

Lender	Due Date	December 31, 2024	March 31, 2024
Chase Bank(i)	October 25, 2027	—	176,366
Chase Bank(ii)	January 12, 2028	301	56,580
Chase Bank(vii)	September 28, 2028	—	221,197
Leaf Capital Funding, LLC(iii)	September 30, 2027	37,759	46,856
Sinoelite Corp(iv)	April 03, 2024	—	100,000
Automobile Loan – Honda(v)	June 25, 2027	22,506	28,833
Bank of Hope(vi)	September 15, 2024	—	391,227
Bank of Hope(vi)	September 22, 2024	—	400,000
Bank of Hope(vi)	December 12, 2024	—	205,000
Milea Truck Sales of Queens Inc. (viii)	August 22, 2027	115,694	—
Milea Truck Sales of Queens Inc. (viii)	July 26, 2027	84,285	—
Peapack-Gladstone Bank(ix)	August 31, 2025	4,909,982	—
Veiocity Commercial Capital, LLC (x)	December 1, 2054	1,929,268	—
Total loan payables		7,099,795	1,626,059
Short-term loan payables		(4,909,982)	—
Current portion of long-term loan payables		(99,079)	(1,213,242)
Long-term loan payables		$2,090,734	$412,817

(i)	On October 25, 2022, the Company’s subsidiary, Universe King Corp. obtained a five-year long-term loan of $230,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.35%. Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Universe King Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(ii)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid $52,069 and as of December 31, 2024, the outstanding balance is $301.

(iii)	On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. As of December 31, 2024, the outstanding balance is $40,845. From January 1 to February 19, 2025, the Company paid $2,523 on principal and interest of the loan.

(iv)	On January 3, 2023, Fly E-Bike, Inc. obtained a one-year and three-month long-term loan of $100,000 from Sinoelite Corp with no interest. On April 25, 2024, the Company paid off this loan in full.

(v)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. As of December 31, 2024, the outstanding balance is $24,635. From January 1 to February 19, 2025, the Company paid $1,579 on principal and interest of the loan.

(vi)	On September 20, 2023, Fly-E Group, Inc obtained a line of credit of $1,000,000 from Bank of Hope with a floating annual interest rate, currently at 8.5%. On the same date, the Company withdrew $391,226 from Bank of Hope to pay off the loan balance with Flushing Bank as of September 15, 2023. On September 22, 2023 and December 12, 2023, the Company withdrew $400,000 and $205,000, respectively, from Bank of Hope to support its business operations. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group pledged to Bank of Hope the following items: inventory, chattel paper, accounts, equipment, and general intangibles of first 29 incorporated subsidiaries of the Company. On August 9, 2024, the Company paid off this loan in full.

(vii)	On October 2, 2023, the Company’s subsidiary, Fly14 Corp. obtained a five-year long-term loan of $240,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.40%. To secure payment and performance of the liabilities, Fly14 Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its rights, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(viii)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of December 31, 2024, the outstanding balance is $125,061. From January 1 to February 19, 2025, the Company paid $8,257 on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of December 31, 2024, the outstanding balance is $91,095. From January 1 to February 19, 2025, the Company paid $5,962 on principal and interest of the loan.

(ix)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. On August 5, 2024, the Company withdrew from this line of credit to pay off the outstanding principal and interest of loans from Bank of Hope in total of $996,476 and the loan from JPMorgan Chase Bank, N.A obtained by Fly14 Corp in total of $208,601. On August 6, 2024, the Company withdrew in total $214,905 from this line of credit to pay off the outstanding principal and interest of loans from JPMorgan Chase Bank, N.A. From August 7, 2024 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. From January 1 to February 19, 2025, the Company paid $102,492 on interest of the line of credit.

(x)	On November 27, 2024, the Company’s subsidiary, AOFL LLC (the “borrower”) obtained four thirty-year long-term loans of $525,000, $560,000, $595,000, and $420,000, respectively, from Veiocity Commercial Capital, LLC (the “lender”) with an annual interest rate of 11.24%. The lender charged a total of $170,933 loan settlement fees for closing the loan which included attorney fee, escrow fee, origination fee, and so on. The Company amortized the $170,933 over the loan term. To secure payment and performance of the liabilities, AOFL LLC pledged to Veiocity Commercial Capital, LLC a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from lender to the borrower and any cash, securities, instruments or other property of the borrower in the possession of lender. From January 1 to February 19, 2025, the Company paid $40,761 on principal and interest of the loan.

On August 13, 2024, the Company’s subsidiary, AOFL LLC, obtained a one-year short-term loan of $1,800,000 from He’s Realty Holdings LLC with an annual interest rate of 6.5%. The principal amount shall be paid to He’s Realty Holdings LLC in one or more installments on or before August 11, 2025, and during the one-year borrowing period, AOFL LLC only needs to pay interest of $9,750 to He’s Realty Holdings LLC on a monthly basis. The collateral provided was the office purchased by AOFL LLC. The loan was paid off in full on November 29, 2024.

For the three months ended December 31, 2024 and 2023, the total interest expenses on the Company’s outstanding loans amounted to $155,673 and $31,558, respectively. For the nine months ended December 31, 2024 and 2023, the total interest expenses on the Company’s outstanding loans amounted to $247,550 and $82,150, respectively.

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

Upon the closing of IPO offering in June 2024, the Company issued to Benchmark the representative of the underwriters warrants to purchase 129,375 shares of common stock. The Representative’s Warrants have an exercise price equal to $4.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40, the Representative’s Warrants are classified as equity.  None of the Representative’s Warrants were exercised as of December 31, 2024.

The fair value of the warrant, using the Black-Scholes Model on the date of issuance was $274,472. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 7, 2024
Stock price	$4.00
Risk-free interest rate	4.46%
Volatility	56.52%
Exercise price	$4.00
Dividend yield	$—

The following table summarizes the Company’s activities and status of the Representative’s Warrants:

	Number of Warrant	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of March 31, 2024	—	—	—
Issued	129,375	$4.00	4.5
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding as of December 31, 2024	129,375	$4.00	4.4

As of December 31, 2024 and March 31, 2024, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders.

During the nine months ended December 31, 2023, Mr. Ou paid certain vendors of the Company to settle certain accounts payable balance on behalf the Company. On June 30, 2023, the Company transferred $2.26 million, a portion of the accounts payable balance, along with a cash contribution of $0.14 million from Mr. Zhou Ou as capital contribution (see Note 13). As of June 30, 2023, a total of $2.4 million were transferred and recorded as capital contribution (see Note 13).

10 — INCOME TAX

(a) Income Tax Expense

Income tax benefit for the three months ended December 31, 2024 was $0.4 million, and income tax expense for the three months ended December 31, 2023 amounted to $87,718. Income tax benefit for the nine months ended December 31, 2024 was $0.5 million, and income tax expense for the nine months ended December 31, 2023 amounted to $0.7 million. Significant components of the provision for income taxes are as follows:

	For the Nine Months Ended December 31,
	2024	2023
Current
Federal	$101,808	$183,590
State	120,932	182,860
City	119,766	139,903
Deferred
Federal	(508,000)	166,500
State	(202,000)	42,300
City	(128,000)	24,500
Foreign	(26,160)	(7,656)
Total	$(521,654)	$731,997

The provision for income taxes is based on the following pretax income (loss):

	For the Nine Months Ended December 31,
	2024	2023
U.S.	$(2,412,980)	$1,973,031
Canada	(115,517)	(33,146)
Total	$(2,528,497)	$1,939,885

For the three months ended December 31, 2024, the total pre-tax loss was $1.1 million, which included $1.0 million pre-tax loss in the U.S. and $0.1 million pre-tax loss in Canada. For the three months ended December 31, 2023, the total pre-tax income was $0.1 million, which included $0.1 million pre-tax income in the U.S. and $33,146 pre-tax loss in Canada. For the nine months ended December 31, 2024, the total pre-tax loss was $2.5 million, which included $2.4 million pre-tax loss in the U.S. and $0.1 million pre-tax loss in Canada. For the nine months ended December 31, 2023, the total pre-tax income was $1.9 million, which included $2.0 million pre-tax income in the U.S. and $$0.1 million pre-tax loss in Canada.

The following table reconciles to the Company’s effective tax rate:

	For the Nine Months Ended December 31
	2024	2023
Pre-tax book (loss) income	$(2,528,497)	$1,939,885
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	4.3%	8.0%
City income tax rate, net of federal income tax benefit	3.7%	5.0%
Foreign statutory rate	0.4%	(0.4)%
Permanent differences	(4.0)%	5.3%
Return to project adjustment	(4.8)%	(1.4)%
Total	20.6%	37.5%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the three months ended December 31, 2024 and 2023, the Company accrued nil and nil income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets, respectively. For the nine months ended December 31, 2024 and 2023, the Company accrued $63,812 and $55,604 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets, respectively.

United States

Income tax benefit for the three months ended December 31, 2024 amounted to $0.4 million and income tax expense for the three months ended December 31, 2023 amounted to $95,374. Income tax benefit for the nine months ended December 31, 2024 amounted to $0.5 million and income tax expense for the nine months ended December 31, 2023 amounted to $0.7 million.

Significant components of the provision for income taxes are as follows:

	For the Nine Months Ended December 31,
	2024	2023
Current
Federal	$101,808	$183,590
State	120,932	182,860
City	119,766	139,903
Deferred
Federal	(508,000)	166,500
State	(202,000)	42,300
City	(128,000)	24,500
Total	$(495,494)	$739,653

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax benefit for the three months ended December 31, 2024 and 2023 amounted to $21,516 and $7,656, respectively. Income tax benefit for the nine months ended December 31, 2024 and 2023 amounted to $26,160 and $7,656, respectively. Significant components of the provision for income taxes are as follows:

	For the Nine Months Ended December 31
	2024	2023
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(14,807)	(4,334)
State	(11,353)	(3,322)
City	—	—
Total	$(26,160)	$(7,656)

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of December 31, 2024 and March 31, 2024 amounted to $497,939 and $35,199, respectively. Significant components of DTAs (DTLs), net are as follows:

	As of December 31, 2024	As of March 31, 2024
Net operating loss carry forwards	$716,087	$40,332
Inventory reserve	330,000	186,000
Lease liability	5,216,000	5,810,000
Less: Valuation allowance	—	—
Total deferred tax assets (DTAs)	$6,262,087	$6,036,332
Accumulated depreciation	(493,881)	(482,133)
ROU asset	(4,873,000)	(5,519,000)
Total deferred tax liabilities (DTLs)	(5,366,881)	(6,001,133)
Total deferred tax assets, net	$895,206	$35,199

Deferred tax assets (liabilities) – U.S., net	$833,000	$(5,000)
Deferred tax assets – Canada, net	$62,206	40,199

As of December 31, 2024 and March 31, 2024, the Company had approximately $6.3 million and $6.0 million, respectively, in the DTAs, which respectively included approximately $0.7 million and $40,332 related to net operating loss carryforwards that can be used to offset taxable income in future periods, $5.2 million and $5.8 million related to lease liability, and $0.3 million and $0.2 million related to inventory allowance.

As of December 31, 2024 and March 31, 2024, the Company had approximately $5.4 million and $6.0 million, respectively, which included $0.5 million and $0.5 million, respectively, in the DTLs that related to accumulated depreciation and $4.9 million and $5.5 million related to ROU assets.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of December 31, 2024 and March 31, 2024, the Company recorded approximately $62,206 and $40,199, respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized.   As of December 31, 2024, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

As a result of the Tax Cuts and Jobs Act (TCJA), US NOLs arising after December 31, 2017, may be carried forward indefinitely and can offset only up to 80% of taxable income in any future year.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores, and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	December 31, 2024	March 31, 2024
Operating ROU:
ROU assets	$14,318,422	$16,000,742
Total operating ROU assets	$14,318,422	$16,000,742

	December 31, 2024	March 31, 2024
Operating lease obligations:
Current operating lease liabilities	$3,151,171	$2,852,744
Non-current operating lease liabilities	12,153,196	13,986,879
Total lease liabilities	$15,304,367	$16,839,623

The Company had 34  and 38 leases as of December 31, 2024 and March 31, 2024, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of December 31, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.8%
Weighted average remaining lease term (years)	4.79 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.4%
Weighted average remaining lease term (years)	5.51 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the three months ended December 31, 2024, lease expenses were $1.02 million, including $0.36 million in cost of goods-occupancy cost, $0.67 million in rent expense included in selling expense, and nil  in rent expense in general and administrative expense. During the three months ended December 31, 2023, lease expenses were $0.84 million, including $0.14 million in cost of goods-occupancy cost, $0.65 million in rent expense in selling expense, and $0.04 million in rent expense in general and administrative expense.

Lease expenses were $3.26 million for the nine months ended December 31, 2024, including $1.00 million in cost of goods-occupancy cost, $2.16 million in rent expense in selling expense, and $0.09 million rent expense in general and administrative expense. Lease expenses for the nine months ended December 31, 2023 were $2.33 million, including $0.39 million in goods-occupancy cost, $1.73 million in rent expense in selling expense, and $0.21 million in rent expense in general and administrative expense.   For the nine months ended December 31, 2024, the Company terminated six leases.

As of December 31, 2024, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

As of December 31, 2024	Operating Lease Liabilities
2025	$4,065,892
2026	3,957,134
2027	3,629,042
2028	3,001,292
2029	1,500,384
Thereafter	1,821,813
Total lease payments	17,975,557
Less: interest	(2,671,190)
Present value of lease liabilities	$15,304,367

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

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable — related parties

Name of Related Party	Relationship	Nature	December 31, 2024	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$88,885	$326,914
Accounts receivable — related parties			$88,885	$326,914

During the nine months ended December 31, 2024, the Company received $285,814 from Fly E Bike SRL.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	December 31, 2024	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$6,057	$180,256
PJMG LLC	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Prepayments	165,000	60,000
Prepayments and other receivables – related parties			$171,057	$240,256

During the nine months ended December 31, 2024, the Company advanced $6,057 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. This advance is unsecured, bears no interest and does not have a maturity date. On June 12, 2024, the Company received $180,256 from Fly E Bike SRL. On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management from June 2024 to May 2025. The service fee is $45,000 for the first month and from the second month the fees will be $15,000 per month. To secure these services, the Company prepaid a total of $165,000 to PJMG  as of December 31, 2024. From August 9, 2024 to September 17, 2024, the Company advanced $477,771 to Mr. Ou, Chairman and CEO of the Company, for personal use. This advance is unsecured, bears no interest and does not have a maturity date. As of December 31, 2024, the advance was paid back in full.

Long-term prepayment for software development – related parties, net

Name of Related Party	Relationship	Nature	December 31, 2024	March 31, 2024
DF Technology US Inc	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Long-term prepayment for software development	$536,580	$1,279,000
Long-term prepayment for software development — related parties, net			$536,580	$1,279,000

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. As of December 31, 2024 and March 31, 2024, the Company paid $536,580 and $1,279,000 to DFT as prepayment for software development, respectively. As of December 31, 2024 and March 31, 2024, construction in progress was $1,910,000 and $275,000, respectively (see Note 5 – Property and Equipment).

Other payables — related parties

Name of Related Party	Relationship	Nature	December 31, 2024(i)	March 31, 2024(i)
Zhou Ou	Chairman, CEO of the Company	Other payable	$—	$92,229
Other Payables-related parties			$—	$92,229

(i)	Represents the remaining balance of the advance provided by the related party to the Company’s subsidiaries for the purpose of supporting their business operations.

All of the above payables are unsecured, non-interest bearing, and due on demand. The Company paid a total of $92,229 and $198,615 to Mr. Zhou Ou during the nine months ended December 31, 2024 and 2023, respectively.

(B) Related party transactions

Revenues — related parties

			For the three Months Ended December 31		For the Nine Months Ended December 31
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$—	$26,670	$47,785	$309,484
Revenues — related parties			$—	$26,670	$47,785	$282,814

During the three months ended December 31, 2024 and 2023, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of nil and $26,670, respectively. During the nine months ended December 31, 2024 and 2023, Fly E Bike SRL, purchased certain EV products from the Company in the amount of $47,785 and $309,484, respectively.

Purchase of Intangible Assets — related parties

Name of Related Party	Relationship	Nature	December 31, 2024	March 31, 2024
DF Technology US Inc	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Purchase of Software	$500,000	$—
Purchase of Intangible Assets — related parties			$500,000	$—

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

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were nil and $100,000 for the three months ended December 31, 2024 and December 31, 2023, respectively, and $225,000 and $100,000 for the nine months ended December 31, 2024 and 2023, respectively. In addition, during the three and nine months ended December 31, 2024, the Company paid DGLG a total of $9,000 and $37,400 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $165,000 to PJMG as of December 31, 2024. $105,000 was expensed as consulting expenses during the three months ended December 31, 2024. $165,000 was expensed as consulting expenses during the nine months ended December 31, 2024. During the three and nine months ended December 31, 2024, the Company paid PJMG a total of nil and $232,547 for consulting services, respectively.

14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after December 31, 2024, up through February 19, 2025, the date at which the unaudited condensed consolidated financial statements were issued. Except for the events mentioned below, the Company did not identify any subsequent events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

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

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of February 19, 2025, we have 36 stores, including 35 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations in New York and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan to expand our presence in the United States and extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of February 19, 2025, we offered 25 E-motorcycle products, 28 E-bike products and 37 E-scooter products.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs, enabling customers to purchase bikes, locate company stores, schedule bike repairs, and more. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services, for the development of the enterprise resource planning system (“ERP system”), and in July 2024, the Company engaged DFT to develop a mobile phone application for its renal services, the GO FLY APP. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered and launched in the rental business on September 5, 2024. As of December 31, 2024, the Company paid $536,580 to DFT as prepayment for software development.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth, New York. For the three months ended December 31, 2024, we produced 728 E-motorcycles, 930 E-bikes and 200 E-scooters at this facility. For the nine months ended December 31, 2024, we produced 3,842 E-motorcycles, 5,713 E-bikes and 1,480 E-scooters at the same facility.

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

Rental Services

The Company launched a rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations in October 2024. The rental service, now available in New York City and Los Angeles via the Go Fly rental service mobile app and select Fly E-Bike stores, provides users with a flexible and affordable e-bike rental option. As part of FLY-E’s growth strategy, the Company plans to expand the rental service to Miami and Toronto shortly.

NYC Trade-In Program

In January 2025, the New York City Department of Transportation (“NYC DOT”) launched a $2 million trade-in program, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with UL certified, high-quality versions. Our Fly-11 PRO was chosen as  the official model of NYC DOT and participates in this program. The company has also been actively cooperating with the government to provide information and promote the model.

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute on our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of February 19, 2025, we have 36 stores, including 35 retail stores in the U.S and one retail store in Canada. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and selling our product in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the three months ended December 31, 2024, our net revenues decreased by 23.6% to $5.7 million, compared to $7.4 million for the same period in 2023, which was primarily driven by a decrease in total units sold, which dropped by 3,511 units, from 13,500 units for the three months ended December 31, 2023, to 9,989 units for the three months ended December 31, 2024.

For the nine months ended December 31, 2024, our net revenues decreased by 15.2% to $20.4 million, compared to $24.0 million for the same period in 2023, which was primarily driven by a decrease in total units sold, which dropped by 7,578 units, from 49,503 units for the nine months ended December 31, 2023, to 41,925 units for the nine months ended December 31, 2024.

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

Employees

Our payroll expenses were $1.3 million for the three months ended December 31, 2024, compared to $0.7 million for the three months ended December 31, 2023. Our payroll expenses were $3.6 million for the nine months ended December 31, 2024, compared to $1.9 million for the nine months ended December 31, 2023. As four stores were closed during the nine months ended December 31, 2024, we expect a decrease in payroll expenses due to the demand for store sales staff has decreased. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional. Effective management of payroll expenses remains crucial to our ability to grow revenue and enhance our financial results, especially as we navigate a reduced workforce.

Vendor and Supply Management

During the three months ended December 31, 2024, we worked with three principal vendors, Xiamen Innolabs Technology Co., Ltd, Depcl Corp. (previously known as Fly Wing E-Bike Inc.), and Anhui Ineo International Trading Co., each of which respectively supplied approximately 49.6%, 25.4%, and 7.0% of the accessories and components used in all our products for the three months ended December 31, 2024. During the nine months ended December 31, 2024, we worked with three principal vendors, Xiamen Innolabs Technology Co., Ltd, Depcl Corp., and Anhui Ineo International Trading Co., each of which respectively supplied approximately 44.8%, 28.7%, and 10.0% of the accessories and components used in all our products for the nine months ended December 31, 2024.

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

Market Trends, Competition and Tariff

We operate in a rapidly growing EV market with a special focus on E-motorcycles, E-bikes and E-scooters. However, increased competition may pressure prices and margins, reducing sales volume, revenues, and sales margin for us. Additionally, marketing and advertising costs may rise as we differentiate ourselves and maintain our market position. Moreover, competitors may impact customer acquisition and retention, satisfaction and loyalty. While we believe we maintain competitive advantages in several areas, including brand, product design and quality, smart features, omnichannel retail model, customer satisfaction and loyalty, we must continuously innovate, invest in research and development and marketing to maintain our competitive edge and unique selling points. Recently, the U.S. government issued executive orders imposing tariffs on products from key international suppliers, citing national security and public health concerns. These tariffs are expected to impact a wide range of imported goods, including components used in e-bike manufacturing. While some agreements have temporarily delayed their implementation, ongoing trade tensions could lead to supply chain disruptions, increased costs, and pricing pressures within the industry. Tariffs on e-bikes or their components would likely increase prices for consumers, and create challenges for U.S. manufacturers and retailers. While there could be long-term opportunities for domestic production, the immediate impact would likely be negative for the growing e-bike market.

Regulatory Landscape

We operate in an industry that is subject to extensive environmental, safety and other laws and regulations, which include products safety and testing, as well as battery safety and disposal. These requirements create additional costs and possible production delay in connection with the testing and manufacturing of our products. We also benefit from environmental regulations in our target markets which include economic incentives to purchasers of EVs and tax credits for EV manufacturers. The Governor of New York State signed a legislative package in July 2024 aimed at raising awareness about the safe use of e-bikes and lithium-ion battery products, prohibiting the sale of non-compliant batteries, requiring safety protocols and training for first responders, mandating operating manuals for e-bike retailers, and improving accident reporting and registration processes for e-bikes and mopeds. Additionally, in January 2025, the New York City Department of Transportation launched a $2 million trade-in program, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with certified, high-quality versions.   Our Fly-11 PRO was chosen for the official model of DOT and participates in this program. The first batch of delivery workers is expected to complete enrollment on February 17, 2025. The company has also been actively cooperating with the government to provide information and promote the model. While we expect relevant regulations to provide a tailwind to our growth, it is possible for other regulations to result in margin pressures.

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

Results of Operations for the Three Months Ended December 31, 2024 and 2023

The following table sets forth the components of our results of operations for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,
	2024	2023	Change	Percentage Change
Revenues, Net	$5,678,010	$7,428,212	$(1,750,202)	(23.6)%
Cost of Revenues	3,116,940	4,455,399	(1,338,459)	(30.0)%
Gross Profit	2,561,070	2,972,813	(411,743)	(13.9)%
Operating Expenses
Selling Expenses	1,943,633	1,935,498	8,135	0.4%
General and Administrative Expenses	1,557,716	843,326	714,390	84.7%
Total Operating Expenses	3,501,349	2,778,824	722,525	26.0%
(Loss) Income from Operations	(940,279)	193,989	(1,134,268)	(584.7)%
Other Income (Expenses), Net	(16,699)	(53,824)	37,125	(69.0)%
Interest Expenses, Net	(155,673)	(31,558)	(124,115)	393.3%
Income Tax Benefit (Expense)	428,164	(87,718)	515,882	(588.1)%
Net (Loss) Income	$(684,487)	$20,889	$(705,376)	(3376.8)%

Revenues

	For the Three Months Ended December 31,
	2024	2023	Change	Percentage Change
Sales-Retail	$4,914,741	$6,292,490	$(1,377,749)	(21.9)%
Sales-Wholesale	714,308	1,135,722	(421,414)	(37.1)%
Sales-Rental services	$48,961	$—	$48,961	100.0%
Total Net Revenues	$5,678,010	$7,428,212	$(1,750,202)	(23.6)%

Our net revenues were $5.7 million for the three months ended December 31, 2024, a decrease of 23.6%, from $7.4 million for the three months ended December 31, 2023. The decrease in our net revenues was primarily due to the decrease in sales volume by 3,511 units, from 13,500 units sold for the three months ended December 31, 2023, to 9,989 units sold for the three months ended December 31, 2024.

Our retail sales revenue decreased by $1.4 million, or 21.9%, from $6.3 million for the three months ended December 31, 2023 to $4.9 million for the three months ended December 31, 2024. Our wholesale revenue decreased by $0.4 million, or 37.1%, from $1.1million for the three months ended December 31, 2023 to $0.7 million for the three months ended December 31, 2024. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes.  Consequently, the management believes that sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in wholesales revenue was driven primarily by the decrease in orders from the top two customers who closed their retail stores in December 2023.

Cost of Revenues

Cost of revenues decreased by 30.0%, from $4.5 million for the three months ended December 31, 2023, to $3.1 million for the three months ended December 31, 2024. The decrease in cost of revenues was primarily attributable to a reduction in units sold, which declined by 3,511 units, from 13,500 units sold for the three months ended December 31, 2023, to 9,989 units sold for the three months ended December 31, 2024.

Gross Margin

The following table shows our gross profit and gross margin for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December,
	2024	2023	Change	Percentage Change
Gross Profit	$2,561,070	2,972,813	(411,743)	(13.9)%
Gross Margin	45.1%	39.0%

Gross profit for the three months ended December 31, 2024 and 2023 was $2.6 million and $3.0 million, respectively. Gross margin was 45.1% and 39.0% for the three months ended December 31, 2024 and 2023, respectively. The increase in gross margin was driven primarily by the increase of the average sale price of the batteries by 20.0%, from $197 in the nine months ended December 31, 2023 to $236 in the nine months ended December 31, 2024, and the increase of the unit cost for battery by only 12%, from $141 in the nine months ended December 31, 2023, to $158 in the nine months ended December 31, 2024.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,
	2024	2023	Change	Percentage Change
Selling Expenses	$1,943,633	1,935,498	8,135	0.4%
General and Administrative Expenses	1,557,716	843,326	714,390	84.7%
Total Operating Expenses	$3,501,349	2,778,824	722,525	26.0%
Percentage of Revenue	61.7%	37.4%

Total operating expenses were $3.7 million for the three months ended December 31, 2024, an increase of $0.7 million, or 26.0%, compared to $2.8 million for the three months ended December 31, 2023. The increase in operating expenses was attributable to the increase in our payroll expenses, rent expenses, advertising expenses, professional fees, and insurance expenses as we expanded our business as discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities expenses, and advertising expenses of retail stores. Total payroll expenses were $0.9 million for the three months ended December 31, 2024, compared to $0.5 million for the three months ended December 31, 2023. Rent expenses were $0.7 million for the three months ended December 31, 2024, compared to $0.7 million for the three months ended December 31, 2023. Advertising expenses were $32,681 for the three months ended December 31, 2024, compared to $6,629 for the three months ended December 31, 2023. The increase in these expenses was primarily due to the increased number of new employees hired for repair and maintenance business operation in the three months ended December 31, 2024. Total commission expenses were nil for the three months ended December 31, 2024, compared to $0.6 million for the three months ended December 31, 2023. The decrease in the commission expenses was primarily due to the Company’s discontinuation of marketing referral expenses for promotions as of January 1, 2024.

General and Administrative Expenses

Various general and administrative expenses increased during the three months ended December 31, 2024 compared to the same period of the previous year. Professional fees increased to $0.4 million for the three months ended December 31, 2024, compared to $0.3 million for the three months ended December 31, 2023, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with ongoing reporting obligations. Payroll expenses increased to $0.4 million for the three months ended December 31, 2024 from $0.2 million for the three months ended December 31, 2023 primarily due to additional employees hired in operation departments. Insurance expenses increased to $0.3 million for the three months ended December 31, 2024, compared to $35,050 for the same quarter of prior year as a result of purchase of the directors and officers liability insurance after initial public offering in the three months ended December 31, 2024. The development fee increased to $0.1 million for the three months ended December 31, 2024 from nil for the three months ended December 31, 2023. The increase in development fee was primarily due to the increasing development fee   of Fly E-Bike app and the increasing maintenance fee of Go Fly App.

Income Tax Provisions

Income taxes benefits were $428,164 for the three months ended December 31, 2024, a change from $87,718 income tax provision for the three months ended December 31, 2023. This change was due to our negative pre-tax income for the three months ended December 31, 2024. We recognized a deferred tax asset which can be used to reduce taxes in future periods when the Company is profitable.

Net Income (Loss)

Net loss was $684,487 for the three months ended December 31, 2024, a change of $705,376, or 3376.8%, from net income of $20,889 for the three months ended December 31, 2023, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,
	2024	2023	Change	Percentage Change
(Loss) Income from Operations	$(684,487)	$20,889	$(705,376)	(3376.8)%
Income Tax (Benefit) Expense	(428,164)	87,718	(515,882)	(588.1)%
Depreciation	130,000	13,229	116,771	882.7%
Interest Expenses	155,673	31,558	124,115	393.3%
Amortization	21,985	—	21,985	100.0%
EBITDA	$(804,993)	$153,394	$(958,387)	(624.8)%
Percentage of Revenue	(14.2)%	2.1%		(16.2)%

Before interest expenses, income tax, depreciation, and amortization, for the three months ended December 31, 2024, our net loss was $0.8 million, a change of $1.0 million, compared to net income of $0.2  million for the three months ended December 31, 2023, which was mainly attributable to the decrease in the cost of revenue, increase in selling and general and administrative expense described above. The ratio of EBITDA to revenue was negative 14.2% and 2.1% for the three months ended December 31, 2024 and 2023, respectively.

Results of Operations for the Nine Months Ended December 31, 2024 and 2023

The following table sets forth the components of our results of operations for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended December 31,
	2024	2023	Change	Percentage Change
Revenues, Net	$20,375,842	$24,034,397	$(3,658,555)	(5.2)%
Cost of Revenues	11,810,684	14,577,570	(2,766,886)	(19.0)%
Gross Profit	8,565,158	9,456,827	(891,669)	(9.4)%
Operating Expenses
Selling Expenses	5,597,563	4,637,043	960,520	20.7%
General and Administrative Expenses	5,184,432	2,773,626	2,410,806	86.9%
Total Operating Expenses	10,781,995	7,410,669	3,371,326	45.5%
(Loss) Income from Operations	(2,216,837)	2,046,158	(4,262,995)	(208.3)%
Other Income (Expenses), Net	(64,110)	(24,123)	(39,987)	165.8)%
Interest Expenses, Net	(247,550)	(82,150)	(165,400)	201.3%
Income Taxes Benefit (Expense)	521,654	(731,997)	1,253,651	(171.3)%
Net (Loss) Income	$(2,006,843)	$1,207,888	$(3,214,731)	(266.1)%

Revenues

	For the Nine Months Ended December 31,
	2024	2023	Change	Percentage Change
Sales-Retail	$17,708,735	$19,229,491	$(1,520,756)	(7.9)%
Sales-Wholesale	$2,618,146	$4,804,906	$(2,186,761)	(45.5)%
Sales-Rental services	48,961	—	48,961	100%
Total Net Revenues	$20,375,842	$24,034,397	$(3,658,555)	(15.2)%

Our net revenues were $20.4 million for the nine months ended December 31, 2024, a decrease of 15.2%, from $24.0 million for the nine months ended December 31, 2023. The decrease in our net revenues was driven primarily by a decrease in total units sold, which decreased by 7,578 units, from 49,503 units for the nine months ended December 31, 2023 to 41,925 units for the nine months ended December 31, 2024.

Our retail sales revenue decreased by $1.5 million, or 7.9%, from $19.2 million for the nine months ended December 31, 2023 to $17.7 million for the nine months ended December 31, 2024. Our wholesale revenue decreased by $2.2 million, or 45.5%, from $4.8 million for the nine months ended December 31, 2023 to $2.6 million for the nine months ended December 31, 2024. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes.  Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in wholesales revenue was driven primarily by the closure of stores by the top two customers who closed their stores in December 2023 due to lack of profitability.

Cost of Revenues

Cost of revenues decreased by 19.0%, from $14.6 million for the nine months ended December 31, 2023, to $11.8 million for the nine months ended December 31, 2024. The decrease in cost of revenues was primarily attributable to more favorable pricing obtained from our suppliers, particularly for batteries, as well as a reduction in battery sales volume, as discussed previously. These factors collectively contributed to the overall decrease in cost of revenues. The unit cost for battery decreased by 25%, from $121 in the nine months ended December 31, 2023, to $91 in the nine months ended December 31, 2024.

Gross Margin

The following table shows our gross profit and gross margin for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended December 31,
	2024	2023	Change	Percentage Change
Gross Profit	$8,565,158	9,456,827	(891,669)	(9.4)%
Gross Margin	42.0%	39.3%

Gross profit for the nine months ended December 31, 2024 and 2023 was $8.6 million and $9.5 million, respectively. Gross margin was 42.0% and 39.3% for the nine months ended December 31, 2024 and 2023, respectively. The increase in gross margin was driven primarily by the decrease of the sales of our batteries by $0.9 million, from $2.9 million in the nine months ended December 31, 2023 to $2.0 million in the nine months ended December 31, 2024, and the decrease of the cost for batteries by $1.0 million, from $2.6 million in the nine months ended December 31, 2023, to $1.6 million in the nine months ended December 31, 2024. The decrease in gross profit was driven by the decrease of the sales of E-motorcycles by $3.2 million, from $7.2 million in the nine months ended December 31, 2023 to $4.0 million in the nine months ended December 31, 2024, and the decrease of the cost for E-motorcycles by $2.3 million, from $5.0 million in the nine months ended December 31, 2023, to $2.8 million in the nine months ended December 31, 2024.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended December 31,
	2024	2023	Change	Percentage Change
Selling Expenses	$5,597,563	4,637,043	960,520	20.7%
General and Administrative Expenses	5,184,432	2,773,626	2,410,806	86.9%
Total Operating Expenses	$10,781,995	7,410,669	3,371,326	45.5%
Percentage of Revenue	52.9%	30.8%

Total operating expenses were $10.9 million for the nine months ended December 31, 2024, an increase of $3.4 million, or 45.5%, compared to $7.4 million for the nine months ended December 31, 2023. The increase in operating expenses was attributable to the increase in our payroll expenses, rent expenses, meals and entertainment expenses, professional fees, and development expenses as we expanded our business as discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities expenses, and advertising expenses of retail stores. Total payroll expenses were $2.5 million for the nine months ended December 31, 2024, compared to $1.3 million for the nine months ended December 31, 2023. Rent expenses were $2.2 million for the nine months ended December 31, 2024, compared to $1.7 million for the nine months ended December 31, 2023. Utilities expenses were $0.2 million for the nine months ended December 31, 2024, compared to $0.1 million for the nine months ended December 31, 2023. Advertising expenses were $0.2 million for the nine months ended December 31, 2024, compared to $32,695 for the nine months ended December 31, 2023. The increase in these expenses was primarily due to the increased number of new employees hired for business operations in the nine months ended December 31, 2024. Total commission expenses were $9,980 for the nine months ended December 31, 2024, compared to $1.1 million for the nine months ended December 31, 2023. The decrease in the commission expenses was primarily due to the Company’s discontinuation of marketing referral expenses for promotions as of January 1, 2024.

General and Administrative Expenses

General and administrative expenses increased during the nine months ended December 31, 2024 compared to the previous year. Professional fees increased to $1.7 million for the nine months ended December 31, 2024, compared to $0.7 million for the nine months ended December 31, 2023, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with our initial public offering and ongoing reporting obligations. Payroll expenses increased to $1.2 million for the nine months ended December 31, 2024 from $0.7 million for the nine months ended December 31, 2023 primarily due to additional employees hired in operation and accounting departments. Insurance expenses increased to $0.8 million for the nine months ended December 31, 2024, compared to $0.1 million for the same period of prior year as a result of purchase of directors and officers liability insurance after initial public offering in the nine months ended December 31, 2024. Software development fee increased to $0.4 million for the nine months ended December 31, 2024, compared to $0.1 million for the same period in prior year due to the increasing development fee of Fly E-Bike app and the increasing maintenance fee of Go Fly App.

Income Tax Provisions

Income taxes benefits were $0.5 million for the nine months ended December 31, 2024, a change from $0.7 million income tax provision for the nine months ended December 31, 2023. This change was due to our negative pre-tax income   for the three months ended December 31, 2024. We recognized a deferred tax asset which can be used to reduce taxes in future periods when the Company is profitable.

Net Income (Loss)

Net loss was $2.0 million for the nine months ended December 31, 2024, a change of $3.2 million, or 266.1%, from net income of $1.2 million for the nine months ended December 31, 2023, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended December 31,
	2024	2023	Change	Percentage Change
(Loss) Income from Operations	$(2,006,843)	$1,207,888	$(3,214,731)	(266.1)%
Income Tax (benefit) provision	(521,654)	731,997	(1,253,651)	(171.3)%
Depreciation	310,910	203,788	107,122	52.6%
Interest Expenses	247,550	82,150	165,400	201.3%
Amortization	30,831	—	30,831	100.0%
EBITDA	$(1,939,206)	$2,225,823	$(4,165,029)	(187.1)%
Percentage of Revenue	(9.5)%	9.3%		(18.8)%

Before interest expenses, income tax, depreciation, and amortization, for the nine months ended December 31, 2024, our net loss was $1.9 million, a change of $4.2 million, compared to net income of $2.2 million for the nine months ended December 31, 2023, which was mainly attributable to the decrease in revenue, increase in selling and general and administrative expense described above. The ratio of EBITDA to revenue was negative 9.5% and 9.3% for the nine months ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $1.4 million. We had working capital of $3.0 million and $0.3 million as of December 31, 2024 and March 31, 2024, respectively. We had net loss of $2.0 million and net income of $1.2 million for the nine months ended December 31, 2024 and 2023, respectively. During the nine months ended December 31, 2024, net cash used in operating activities of the Company was approximately $9.4 million. As of December 31, 2024, the Company had a current portion of contractual obligation of approximately $8.2 million.

We had funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of December 31, 2024. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 7, 2024, we sold 2,250,000 shares of common stock, at a price of $4.00 per share in our IPO. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by us. Net proceeds received by us from IPO were approximately $7.9 million. On June 25, 2024, we sold an additional 337,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of $1.2 million. The main cash outflow for the nine months ended December 31, 2024 was from net loss of $1.2 million, a decrease in tax payable of $1.5 million, an increase in inventories of $5.3 million, a decrease in operating lease liabilities of $2.9 million, purchase of software from a related party of $0.9 million, and an increase in prepayments and other receivables of $1.8 million. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. For the next 12 months from the issuance date of this report, we plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of December 31, 2024 and March 31, 2024, our accounts receivable, net of allowance for credit losses, was $0.3 million and $0.2 million, respectively. Our accounts receivable turnover period decreased from 69 days in the year ended March 31, 2024 to 62 days in nine months ended December 31, 2024, which was mainly attributable to a stricter credit policy implemented towards our U.S. distributors.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of December 31, 2024 and March 31, 2024, our accounts payable were $1.3 million and $1.2 million, respectively. Our accounts payable turnover period increased to 31 days for the nine months ended December 31, 2024 from 25 days for the year ended March 31, 2024, which was primarily the result of the Company increased its purchase volume during the nine months ended December 31, 2024 without a corresponding acceleration in payment cycles.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $1.6 million, from $0.6 million as of March 31, 2024, to $2.2 million as of December 31, 2024. This significant increase is mainly due to the launch of Company’s E-bike rental services, which required additional inventory. As a result, during the nine months ended December 31, 2024, the Company made substantial prepayments to vendors to secure inventory for the upcoming quarter.

Our inventories primarily include our EVs, their accessories and spare parts. As of December 31, 2024 and March 31, 2024, our inventories, net of allowance, were $10.0 million and $5.4 million, respectively. The increase in inventories was primarily due to our preparation for the new rental business. Our inventory turnover days increased to 183 days in the nine months ended December 31, 2024, from 125 days in the year ended March 31, 2024, which was primarily due to strategic inventory buildup, allowing us to start new services.

As of December 31, 2024 and March 31, 2024, the total outstanding amount of loan principal was $7.1 million and $1.6 million, respectively. For the three months ended December 31, 2024 and 2023, the interest expenses on our outstanding loans amounted to $135,802 and $31,558, respectively. For the nine months ended December 31, 2024 and 2023, the interest expenses on our outstanding loans amounted to $247,550 and $82,150, respectively. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included within this quarterly report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended December 31,
	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(9,413,989)	$1,743,987
Net Cash Used in Investing Activities	(2,836,671)	(963,304)
Net Cash Provided by Financing Activities	12,233,936	30,550
Net Change in Cash	$(16,724)	$811,233

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2024 was $9.4 million, which was due to net loss of $2.0 million, a decrease in tax payable of $1.5 million, and a decrease in accrued expenses and other payables of $0.5 million, an increase in inventories of $4.0 million, a decrease in account payable of $0.1 million, a decrease in operating lease liabilities of $2.3 million, and an increase in prepayments and other receivables of $1.8 million, partially offset by amortization of right-of-use assets of $2.4 million and a decrease in accounts receivables-related parties of $0.2 million.

Net cash provided by operating activities for the nine months ended December 31, 2023 was $1.7 million, which was mainly comprised of net income of $1.2 million, an increase in accounts payable of $2.3 million, a noncash item of amortization of right-of-use assets of $1.7 million, offset by an increase in inventories of $1.8 million and a decrease in operating lease liabilities of $1.7 million.

Investing Activities

Net cash used in investing activities was $2.8 million for the nine months ended December 31, 2024, which was due to purchase of properties and equipment  of $1.6 million, purchase of GO FLY App from a related party of $0.5 million, purchase of software from a related party of $0.9 million, the advance to a related party of $0.5 million, and partially offset by the repayment from a related party of $0.7 million.

Net cash used in investing activities was $1.0 million for the nine months ended December 31, 2023, which was due to the purchase of equipment of $0.5 million, payment of intangible assets of $0.1 million and the prepayment to related parties for software development of $0.4 million.

Financing Activities

Net cash provided by financing activities was $12.2 million for the nine months ended December 31, 2024, which consisted of net proceeds of the IPO of $9.2 million, and loan proceeds of $7.1 million, partially offset by repayments of loans of $3.6 million and payment of IPO costs of $0.3 million.

Net cash provided by financing activities was $30,550 for the nine months ended December 31, 2023, which consisted of repayment of the related party’s loan of $0.2 million, repayments of loan payables of $0.4 million, repayments of other payables of related party of $0.2 million, payments of deferred IPO cost of $0.1 million, and payments of related-party receivable of $0.1 million, partially offset by  borrowing from loan payables of $0.8 million and capital contribution from shareholders of $0.1 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of December 31, 2024:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and others	$15,304,367	3,151,170	6,394,599	4,082,061	1,676,537
Loan Payable	7,099,795	5,009,061	183,471	19,893	1,887,370
Total Contractual Obligations	$22,404,162	8,160,231	6,578,070	4,101,954	3,563,907

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

Estimated Allowance for Inventories

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of December 31, 2024 and March 31, 2024, we recorded inventory allowance balance of $936,030 and $514,021, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized in the foreseeable future. As of December 31, 2024 and March 31, 2024, we did not record any valuation allowance deferred tax assets.

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

We consider many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We will include interest and fines arising from the underpayment of income taxes as a component of the provision for income taxes (if anticipated). Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the nine months ended December 31, 2024, the Company accrued $52,122 income tax related penalty included in taxes payable in the unaudited condensed consolidated balance sheets. For the nine months ended December 31, 2023, $55,604 accrued related to underpayment of income tax are classified as income tax expense in the period incurred. As of December 31, 2024 and March 31, 2024, we did not have any significant unrecognized uncertain tax positions.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant has commenced work in February 2025. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. Our management performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements included in this Report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and September 30, as filed with the SEC on June 28, 2024, August 16, 2024, and November 19, 2024, respectively.

Significant changes or developments with respect to domestic and international customs, tariffs, and trade policies, corresponding or retaliatory actions by other countries and related uncertainties could adversely affect our financial results and profitability.

On February 1, 2025, President Trump issued an executive order imposing a 10% ad valorem tariff on all imports from China, effective February 4, 2025. This tariff applies in addition to any existing duties, fees, or charges and is expected to remain in effect indefinitely, with the potential for further increases if China retaliates. As a company that imports raw materials and parts from China, we are subject to these increased costs, which could have a material adverse impact on our financial condition, results of operations, and profitability. The additional tariffs may increase our cost of goods sold, reduce our gross margins, and require us to pass higher costs on to customers, potentially affecting demand for our products. Additionally, supply chain disruptions and delays resulting from the new tariff policies could impact our ability to procure necessary materials in a timely manner. We will seek to mitigate these risks through alternative sourcing strategies, price adjustments, or operational efficiencies; however, there is no guarantee that such measures will fully offset the financial impact of the tariffs. Furthermore, given the evolving nature of U.S. trade policy, there is uncertainty regarding the duration and scope of these tariffs, as well as the potential for retaliatory measures by China that could further impact our supply chain and market conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

February 19, 2025

	By:	/s/ Shiwen Feng
Shiwen Feng
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 19, 2025