Form 10-K
period 2025-03-31
Fly-E Group, Inc.
filed 2025-07-15
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 001-42122

Fly-E Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-0981080
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

136-40 39th Avenue, Suite 202 Flushing, New York	11354
(Address of principal executive offices)	(Zip Code)

(929) 410-2770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FLYE	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock of Fly-E Group, Inc. held by non-affiliates was approximately $4.73 million based upon the closing price per share of $3.05 on September 30, 2024.

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

As of July 15, 2025, there were 18,096,873 shares of common stock of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq;

●	the changes or developments with respect to domestic and international customs, tariffs, and trade policies, corresponding or retaliatory actions by other countries and related uncertainties;

●	increased government regulation of our industry; and

●	tariffs and currency exchange rates.

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

Our first store was established in 2018 in New York. Our business has grown rapidly since then and we believe we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of July 15, 2025, we have 20 stores, including 19 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations in New York, Toronto, and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. In addition, we plan to extend our business into South America and Europe.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of July 15, 2025, we offered 27 E-motorcycle products, 36 E-bike products and 38 E-scooter products.

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

Our net revenues were approximately $25.4 million for the year ended March 31, 2025, consisting of retail sales revenue of approximately $21.7 million, wholesale revenue of approximately $3.5 million, and rental services revenue of $171,867. Our net revenues were approximately $32.2 million for the year ended March 31, 2024, consisting of retail sales revenue of approximately $26.4 million and wholesale revenue of $5.8 million.

Recent Developments

2024 Stock Split

In April 2024, we effected a stock split of our authorized and all issued and outstanding shares of our common stock and preferred stock at a split ratio of 1-for-110,000, where the par value of the Company’s common stock remained unchanged at $0.01 per share, and number of authorized shares of the Company’s capital stock was increased from 440 to 48,400,000, with the number of authorized shares of common stock and preferred stock being increased from 400 to 44,000,000 and from 40 to 4,400,000, respectively. The issued and outstanding common stock and preferred stock increased at a split ratio of 1-for-110,000.

IPO

On June 7, 2024, we consummated our initial public officering (the “IPO”) and sold 450,000 shares of common stock, at a price of $20.00 per share. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 30-day option to purchase an additional 67,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, we sold an additional 67,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by us from our initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. We also issued to The Benchmark Company, LLC (the “IPO Representative”), the representative of the IPO underwriters warrants to purchase 25,875 shares. None of such warrants were exercised as of the date of this annual report.

Loan and Security Agreement

On August 5, 2024, the Company, Fly E-Bike, Inc. (“Fly E-Bike”), a Delaware corporation, and Fly EV, Inc. (collectively with the Company and Fly E-Bike, the “Borrower”) entered into a loan and security agreement (the “Loan Agreement”) with Peapack-Gladstone Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender made available to the Borrower a $5 million revolving credit facility (the “Revolving Credit”), which the Borrower will use periodically for operating needs and to help facilitate acquisitions. The Loan Agreement has a one-year term. The principal balance of the loan under the Revolving Credit bears interest at a per annum rate equal to the term SOFR plus a spread of 3.50%, with a floor of 5.50%. The Borrower will make interest-only payments quarterly, starting on November 1, 2024. The entire amount of outstanding principal and interest is due on August 31, 2025.

As security for the payment of the loan, the Borrower granted the Lender a continuing lien on and security interest in all assets of the Borrower, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds. The Borrower paid a non-refundable revolving credit closing fee of $20,000 at closing, agreed to pay an unused line fee of 0.25% quarterly, and a late charge of 5% on any payments not made within five days of the due date. Upon an event of default, the Lender may terminate the Revolving Credit, declare the Borrower’s obligations immediately due and payable, and exercise rights under the UCC and other applicable laws, including taking possession of the collateral and selling it.

Rental Program

We launched a rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations in October 2024. The rental service, now available in New York City, Toronto, and Los Angeles via the Go Fly rental service mobile app and select Fly E-Bike stores, provides users with a flexible and affordable e-bike rental option. As part of our growth strategy, we plan to expand the rental service to Miami in the near term.

Trade-in Program

In January 2025, the New York City Department of Transportation (“NYC DOT”) launched a $2 million trade-in program, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with high-quality versions. Our Fly-11 PRO was chosen as the official model of NYC DOT and participates in this program. From January 2025 to June 2025, we participated in this program and completed the delivery of Fly-11 Pro models to our retail partner participating in the program.

Increase in Authorized Shares

In March 2025, we amended our amended and restated certificate of incorporation to increase the authorized shares of common stock from 100,000,000 shares to 300,000,000 shares.

UL Litigation

On or about March 12, 2025, UL LLC (“UL”) filed a complaint against the Company, along with the Company’s certain subsidiaries and certain individuals, in the Eastern District of New York (the “Complaint”). The Complaint alleges that the Company improperly used UL’s trademark by claiming certain products were certified by UL. The Complaint seeks $2,000,000 for each instance an allegedly counterfeit UL mark was used and asserts claims for federal trademark infringement and counterfeiting, unfair competition and false designations of the origin and false and misleading representations, common law unfair competition, common law unjust enrichment, and unlawful deceptive acts and practices.

On May 21, 2025, Company, along with its certain subsidiaries and certain individuals, and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company and the other defendants agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025, and entered into a Consent Judgment and Permanent Injunction pursuant to which the Company and the other defendants agreed not to offer for sale, sell, or distribute products with UL Marks that were not tested and certified by UL. From May 28 to July 15, 2025, the Company paid $350,000 to UL.

The Settlement Agreement fully resolves all pending litigation between UL and the Company, and each party fully releases the other party from any and all past or present claims, demands, causes of action, obligations, damages, liabilities, expenses, or compensation of whatever kind or nature, that were or could have been asserted in connection with the Company’s sales of products with a UL Mark which were not tested and certified by UL.

2025 Reverse Stock Split

On March 10, 2025, the Company held a special meeting of stockholders. At the special meeting, the stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, by a ratio in the range of 1-for-2 to 1-for-15, with such ratio to be determined in the discretion of the board of directors of the Company and with such action to be effected at such time and date, if at all, as determined by the board of directors within one year after the conclusion of the special meeting.

On June 16, 2025, the board of directors approved a one-for-five (1:5) reverse stock split of the Company’s issued and outstanding shares of common stock (the “2025 Reverse Stock Split”). On July 2, 2025, the Company filed with the Secretary of State of the State of Delaware the Second Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the 2025 Reverse Stock Split. The 2025 Reverse Stock Split became effective as of 5:00 p.m., Eastern Time, on July 3, 2025, and the Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on July 7, 2025.

After the 2025 Reverse Stock Split, every five (5) shares of the Company’s issued and outstanding common stock have been automatically converted into one share of common stock, without any change in the par value per share. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s stock incentive plan has been reduced proportionately. Any fraction of a share of common stock created as a result of the 2025 Reverse Stock Split was rounded up to the nearest whole share.

The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “FLYE.” The new CUSIP number for common stock following the 2025 Reverse Stock Split is 343927208.

Unless otherwise noted, the share and per share information in this annual report reflects the 2024 Stock Split and the 2025 Reverse Stock Split .

Registered Direct Offering

On June 2, 2025, we closed our registered direct offering of an aggregate of (i) 5,719,111 shares of our common stock, par value $0.01 and (ii) 11,438,222 warrants (the “Warrants”) to purchase 11,438,222 shares of common stock at a combined purchase price per share and accompanying Warrants of $1.2140, resulting in net proceeds to us of $6.24 million after deducting placement agent fees and offering expenses. All of the shares (including shares underlying the Warrants) were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-286678), which was declared effective by the Securities and Exchange Commission on May 15, 2025. American Trust Investment Services, Inc. (“ATIS”) acted as the exclusive placement agent for the offering. We paid ATIS aggregate commissions of $219,430 and incurred offering expenses of $178,625.

Disposal of Certain Subsidiaries

During the year ended March 31, 2025 and from April to July 2025, the Company disposed several subsidiaries as part of an disposal plan aimed at simplifying its legal and operational structure and improving administrative efficiency. The divestitures were not intended to be a strategic withdrawal from any specific geographic region or industry, but rather a measure to streamline the Company’s corporate structure and reduce complexity in financial reporting. Between December 2024 and July 2025, the Company sold 15 subsidiaries to third-party individuals in multiple transactions, for an aggregated cash consideration of approximately $1.3 million, of which $133,000 has been collected as of July 15, 2025.  See “Note 14— Disposal of Subsidiaries and Note 15-Subsequent Events” in the accompanying consolidated financial statements for details.

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

Expand our sales network: We plan to expand our sales network internationally. We intend to enter selected overseas markets that offer identified growth opportunities and favorable government policies, such as South America and Europe. As of July 15, 2025, we operate one store in Canada and 19 retail stores in the United States, spanning across the states of New York, Massachusetts, Maryland, Florida, Washington D.C., California and New Jersey. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future.

Diversify our service offerings: We are planning to broaden our business by leveraging our existing retail stores as logistics hubs for small package delivery. We are currently trying to seek business partners, assemble a delivery team and develop an app for the delivery business.

Our Products

We offer a diverse product portfolio that satisfies various demands of our customers and addresses different urban travel scenarios. Following market trends and technological updates, we continuously develop and add new products into our portfolio to meet our customers’ needs. We also regularly introduce upgrades and refreshes to our existing models.

E-motorcycles

Our E-motorcycle category consists of 27 different products, which include a range of E-moped, E-motorcycle and E-tricycle.

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

E-bikes

We currently offer 36 different E-bike products, which include a range of City E-bike, foldable E-bike and standard E-bike.

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

E-scooters

Our E-scooter segment currently offers 38 different products, which include the Insurgent E-Scooter, Flytron, H-Max and H-1 models.

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

Manufacturing and Assembly

We source substantially all of our vehicle components from China and the United States. For the years ended March 31, 2025 and 2024, over 50% and 50% of the parts were sourced from China, respectively. For the year ended March 31, 2025 and 2024, we sourced over 40% and over 40% of our vehicle components from the United States, respectively. Although we rely on certain principal vendors in China and the United States for most of our components, we believe there are multiple sources for each of our critical components.

To ensure a secure and reliable supply chain, we have implemented a centralized vendor management system that consolidates all vendor management activities under a centralized team. This approach enables us to streamline our purchasing process, enhance our negotiating power and maintain better relationships with our vendors.

We are currently working with two principal vendors, Xiamen Innolabs Technology Co., Ltd. (“XFT”) and Depcl Corp. (previously known as Fly Wing E-Bike Inc.), each of which respectively supplied approximately 42% and 32% of our accessories and components during the year ended March 31, 2025. During the year ended March 31, 2024, our top three principal vendors included Depcl Corp, XFT, and Anhui Ineo International Trading Co., Ltd., each of which respectively supplied approximately 36%, 21% and 13% accessories and components. Our principal vendors are responsible for sourcing all the parts used in our vehicles from various suppliers, and they also oversee the quality control process. We maintain close relationships with our principal vendors to ensure that we have access to high-quality accessories and components for our EVs at competitive prices and receive reliable and timely deliveries. We work closely with them to improve our supply chain efficiency and reduce costs.

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

After importing the accessories and components, we assemble them into our vehicles in a leased facility located in Maspeth, New York. For the year ended March 31, 2025, we produced 4,595 E-motorcycles, 5,974 E-bikes and 1,557 E-scooters . For the year ended March 31, 2024, we produced 8,390 E-motorcycles, 7,638 E-bikes and 3,171 E-scooters.

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

Sales and Marketing

We have established an omnichannel retail model network to sell our products and provide services to our customers. We currently operate 20 retail stores and work with 85 distributors in the United States to sell our products. In addition, we have our own online store where we promote and sell our products. Our Fly E-Bike app, which is under development, can also become a venue where we can advertise our products. We also leverage our omnichannel retail network to deliver maintenance and repair services at our retail stores and to collect data for business insights.

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

One key component of our strategy is to expand our presence on social media platforms. We currently have accounts on Facebook, Instagram, TikTok, Xiaohongshu (Rednote), and WeChat, on which we frequently post guides, videos and tutorials that educate people on how to use and maintain E-bikes, E-scooters and E-motorcycles, as well as benefits of E-mobility.

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

Out of our 20 retail stores in the United States, nine are situated in New York, while four are in New Jersey, two in Florida, one in Maryland, one in Massachusetts, one in California and one in Washington, D.C. We also operate one retail store in Canada. Our retail stores adopt a consistent design and layout and provide a consistent shopping experience. We closely monitor the sales performance, service level and activities within our retail stores. We will continue to collect store operation data such as consumer traffic flow and traffic flow sources, test drive frequencies and sales conversion rate. This information helps us adjust store-specific retailing and marketing strategies, thereby increasing per store sales.

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

Our Customers

We acquire customers through multiple channels, including (i) referrals from our existing customers, (ii) our distributors, and (iii) our marketing and promotional activities. Due to our strong brand image, loyal customer base and evolving product portfolio, we believe there are significant growth opportunities across these channels. No customers account for more than 10% of our revenues for the years ended March 31, 2025 and 2024. The majority of our customers are food delivery workers in New York City. This group constitutes approximately 72% and 70% of our customer base for the year ended March 31, 2025 and 2024, respectively.

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

Certain of our products are also regulated by the U.S. Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws. CPSC can require the manufacturer of products containing a safety defect to recall or repurchase such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities, and other countries in which we sell our products. In 2025, the CPSC proposed regulations concerning lithium-ion battery safety in micromobility devices. While the rulemaking was later withdrawn, this development indicates a continued focus on the safety and thermal integrity of battery systems used in electric bikes and scooters, and may result in future mandatory standards. In April 2025, the House of Representatives passed H.R. 973, the “Setting Consumer Standards for Lithium-Ion Batteries Act.” If passed by the Senate, the act would give the CPSC 180 days to promulgate micromobility regulations.

Additionally, in January 2025, the National Park Service (NPS) issued a proposed rule to restrict the operation of powered micromobility devices within federal parks to designated routes and signed zones. If finalized, this rule may limit where our vehicles can operate and require updated operational compliance within park-adjacent jurisdictions.

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

In addition, some of our products may be subject to local laws and regulations. For instance, in March 2023, the New York City Council amended its administrative code to require that all powered bicycles, powered mobility devices including electric scooters, and storage batteries for such mobility devices distributed, sold, leased, rented, or offered for sale, lease, or rental in New York City must be certified as compliant with the applicable Underwriter Laboratories (UL) standard, which is a widely recognized standard for safety in electrical products in the United States. The law became effective in September 2023. In 2024 and 2025, New York City and New York State introduced additional laws and enforcement mechanisms addressing the safety of micromobility devices. These include operating manual requirements, mandatory in-store safety disclosures, increased FDNY enforcement authority, and penalties for sales of uncertified or modified batteries. New York City also launched a sidewalk battery charging cabinet program in spring 2025 and is considering legislation that would require registration and license plates for e-bikes and e-scooters.

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

We sell and distribute our vehicles internationally through international distributors. As such, we will be subject to the local laws of each jurisdiction in which we sell our vehicles. These regulations may result in increased costs and expenses, which may materially and adversely affect our business, results of operations or financial condition.

Employees

As of July 15, 2025, we had 64 employees, consisting of 35 full-time employees and 29 part-time employees.

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

Summary of Risk Factors

Risks Related to the Company’s Business, Operations, and Industry

●	We may not meet our growing production and delivery plans, which could harm our business.

●	We rely heavily on a few key vendors in China for vehicle components.

●	Trade tensions, especially between the U.S. and China, may negatively impact our operations.

●	We depend on third parties for quality control on China-sourced parts.

●	Our ability to produce vehicles at scale and with consistent quality is unproven.

●	Supply chain changes may increase costs and hurt our financial performance.

●	Rising material costs or shortages, including from global conflicts, could disrupt production.

●	Our vehicles may not meet customer expectations.

●	Growth depends on consumer adoption of electric vehicles (EVs).

●	We operate in a complex and evolving regulatory environment.

●	We may struggle to control operational costs effectively.

●	Weak brand recognition may impact customer acceptance and sales.

●	Our limited operating history makes it hard to predict future performance.

●	There is substantial doubt about our ability to continue as a going concern.

●	Material weaknesses exist in our internal controls over financial reporting.

●	We face intense competition in a young and fast-evolving market.

●	Product liability claims could significantly harm our financial position.

●	We rely on key executives; their loss could impact operations.

●	Our management lacks experience running a public company.

●	We may face costly and time-consuming intellectual property disputes.

●	Inadequate protection of IP could lead to litigation and brand damage.

●	Cybersecurity threats could compromise our systems and data.

●	We may fail to develop new products or improve existing ones to meet demand.

●	Limited experience with vehicle servicing may harm customer satisfaction.

●	Warranty claims or recalls could have a major financial impact.

●	Aftermarket modifications may impair vehicle performance and harm our reputation.

Risks Related to Our Securities

●	A stable and active market for our stock may not develop or be maintained.

●	Stock price may be highly volatile and unpredictable.

●	Directors and officers hold significant control, limiting shareholder influence.

●	Public company status increases compliance costs.

●	Lack of analyst coverage or negative analyst opinions may reduce stock value.

●	“Emerging growth company” status may deter investors due to reduced disclosures.

●	As a “smaller reporting company,” we may provide less public information.

●	Future issuance of preferred stock could deter takeovers and affect stock value.

●	We do not expect to pay cash dividends in the near future.

●	Future stock sales may dilute ownership and lower the stock price.

●	Directors and executive officers’ 18.7% control may block beneficial actions for shareholders.

●	Delaware laws and corporate bylaws may hinder mergers or takeovers.

●	Public company compliance diverts management focus from core operations.

●	We may fail to meet Nasdaq listing requirements.

●	FINRA rules may restrict buying/selling of our stock.

●	Warrant holders have no stockholder rights until conversion.

●	Lack of analyst reports or negative changes in coverage could harm our stock.

Risks Related to the Company’s Business, Operations, and Industry

We may be unable to meet our growing production plans and delivery plans, any of which could harm our business and prospects.

In order to meet the demand of our products in domestic and overseas markets, we plan to open more stores overseas while focusing on developing more wholesale domestic customers. Our plans call for achieving and sustaining increases in vehicles production and deliveries. Our ability to achieve these plans will depend upon a number of factors, including our suppliers’ ability to support our needs and our ability to utilize our current assembling capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

We are dependent on a limited number of principal vendors in China for a significant portion of our vehicle components, and the inability of these vendors to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

We source a significant portion of our vehicle components from China and then assemble these parts into our products in the United States. We rely on a limited number of principal vendors who help us source and supply parts used in our vehicles from various suppliers in China. We currently do not maintain long-term contracts with our suppliers and vendors. While we believe our contract management processes are strong, we nevertheless could experience difficulties.

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

The current tensions in international trade policies and rising political tensions, particularly between the United States and China, may adversely impact our business and operating results.

We source a significant portion of our vehicle components from China. The application of sanctions, trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. The U.S. government has implemented policies restricting international trade and investment, such as tariffs, export controls, economic or trade sanctions, and foreign investment filing and approval requirements. These actions may materially and adversely affect international trade, global financial markets, and the stability of the global economic condition. In the past, the U.S. government has imposed higher tariffs on certain products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing higher tariffs on certain products imported from the United States.

In particular, in April 2025 the United States announced an across-the-board 10% tariff on all countries and individualized higher tariffs on certain countries, including China. A great deal of uncertainty surrounds the state of tariffs and other trade measures worldwide. While the current U.S. administration has been actively focused on trade, the exact implementation, amount, scope and nature of these tariffs remains unclear. It also remains unclear how other countries will respond to the United States’ trade proposals and actions.

As of now, high reciprocal tariffs are in effect between China and the United States and the United States has announced, but temporarily paused the effective date of, tariffs on goods imported from many other countries, including Mexico, Canada, Taiwan and the European Union. Significant trade partners such as Mexico, Canada and the European Union have announced retaliatory tariffs. Further, while the United States has exempted certain technology products such as semiconductors and electronics from the reciprocal tariffs announced on April 2, 2025 such that our products are not subject to the announced tariffs, it has also initiated Section 232 investigations on such products, possibly leading to the imposition of specific tariffs on these products or on products that incorporate them.

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

We currently have one facility in which we assemble all of our products in Maspeth, New York. We have no experience in large-scale production of our vehicles, and we do not know whether we will be able to develop efficient, automated, low-cost production capabilities and processes, such that we will be able to meet the quality, price and production standards, as well as the production volumes, required to successfully market our vehicles and meet our business objectives and customer needs. Any failure to develop and scale our production capability and processes could have a material adverse effect on our business, prospects, financial condition and operating results.

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

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this annual report. The going concern may be included in our future reports and could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.

As of March 31, 2025, we had cash of $0.8 million. We had working capital of $1.3 million and $0.3 million as of March 31, 2025 and March 31, 2024, respectively. We had net loss of $5.3 million and net income of $1.9 million for the year ended March 31, 2025 and 2024, respectively. During the year ended March 31, 2025, net cash used in operating activities of the Company was approximately $10.1 million. As of March 31, 2025, we had a current portion of contractual obligation of approximately $8.9 million. We plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that we will be successful in implementing the foregoing plans or that additional financing will be available to us on commercially reasonable terms, or at all. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our ability to continue as a going concern and results of operations.

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

In connection with the preparation and audit of our consolidated financial statements for the year ended March 31, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management.

In response to the material weaknesses identified for the year ended March 31, 2025, we are in the process of implementing a number of measures to address the material weaknesses identified, including but not limited to (i) hiring additional qualified accounting and financial personnel with appropriate knowledge and experience in U.S. GAAP accounting and SEC reporting; (ii) organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements; and (iii) regularly conducting checks on the IT software we utilize to ensure its proper functionality, and arranging training sessions for our IT staff. We also plan to adopt additional measures to improve our internal control over financial reporting, including, among others, creating a U.S. GAAP accounting policies and procedures manual, which will be maintained, reviewed and updated, on a regular basis, to the latest U.S. GAAP accounting standards, strengthening corporate governance as well as general control over our information technology. While we believe these efforts, once completed, will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting, to prevent the identification of significant deficiencies in the future or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required of public companies could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

The loss of the services of any member of our management team, including our CEO, could have a material adverse effect on us. We do not maintain any key man life insurance on our executives, including our CEO. The loss of the services of any of our executive management could impair our ability to execute our business plan and growth strategy, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, prospects, financial condition and operating results will be adversely affected.

Our management team does not have any experience in operating a publicly traded company.

While our management team has a wide breadth of business experience, none of our executive officers have held an executive position at a publicly traded company. Given the onerous compliance requirements to which public companies are subject, there is a chance our executive officers will fail to perform at a level expected of public company officers. In such an event, the Company’s share price could be adversely affected. The management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. In addition, the development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles, which could make it more difficult for us to operate our business. From time to time, we receive communications from holders of patents or trademarks regarding their proprietary rights, including in publicly available court filings. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Risks Related to Our Securities

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

The existing holdings of our directors and executive officers is in the aggregate, approximately 18.7% of our outstanding common stock as of the date of this annual report. As a result, these stockholders may be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among one or more of these stockholders may have an adverse effect on the price of our common stock.

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

We incur increased costs as a result of being a publicly traded company.

As a company with publicly traded securities, we incur additional legal, accounting and other expenses not presently incurred. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules promulgated by the SEC and the national securities exchange on which we list, requires us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations will increase our legal and financial compliance costs.

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

As of July 15, 2025, there are 3,432,000shares of restricted common stock, which constitute approximately 32.3% of our outstanding common stock, may be eligible for sale pursuant to Rule 144 at various times, subject to limitations provided by Rule 144 and lock-up agreements which our stockholders, including our directors and officers, who hold 3,366,000shares have signed lock-ups for period of 180 days from the closing of the registered direct offering, which expires on December 1, 2025, release from the lock-up restriction at the discretion of the placement agent for the registered direct offering. If placement agent for the registered direct offering waives or releases parties to the lock-up, the market price for our common stock could be adversely impacted.

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

Because our directors and executive officers own or have the right to vote approximately 18.7% of our outstanding common stock, they may be able to elect all directors, approve all matters requiring stockholder approval and block any action which may be beneficial to stockholders.

As of July 15, 2025, our directors and executive officers beneficially own approximately 18.7% of our outstanding common stock. Our bylaws provide that a majority of the aggregate voting power of the stock issued and outstanding and entitled to vote constitutes a quorum for a meeting of stockholders. As a result, they may have the ability to elect all of our directors and to approve actions requiring stockholder approval as well as to prevent any action from being taken which they oppose even if such action would benefit stockholders.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 31, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during this 180 day period. On April 2, 2025, Nasdaq notified us that, although the Company has not regained compliance with the minimum bid price requirement, the Company is eligible to receive an additional 180 calendar day period or until September 29, 2025, to regain compliance with the minimum bid price requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We will monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse share split of our common stock, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. On June 16, 2025, our board of directors approved a one-for-five (1:5) reverse stock split of our issued and outstanding shares of common stock. On July 3, 2025, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the 2025 Reverse Stock Split. The 2025 Reverse Stock Split became effective on July 3, 2025, and our common stock began trading on a split-adjusted basis on Nasdaq on July 7, 2025. However, there can be no assurance that we will be able to regain such compliance.

If Nasdaq delists our common stock from trading on its exchange, we and our stockholders could face significant material adverse consequences including:

●	limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Holders of the Warrants will have no rights as a common stockholder until they acquire our common stock.

Until holders of the Warrants acquire shares of our common stock upon exercise of the Warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our securities adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

To safeguard data confidentiality, integrity, and accessibility, we have established processes for assessing, identifying, and managing cybersecurity risks. We plan to create a technology officer role with specialized security expertise to oversee information security (“IT”) and implement comprehensive risk management procedures. These measures are expected to include response plans, regular system tests, third-party reviews, incident simulations, and ongoing refinement of policies and procedures to mitigate risks.

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

Item 2. Properties

Our corporate and executive offices that we own are located in 136-40 39th Avenue, Suite 202, Flushing, NY 11354, encumbered by debt. In addition, we lease a warehouse in Maspeth, New York, where we assemble all of our vehicles. The warehouse, which is approximately 52,264 square feet, is under one lease that is due to expire on April 30, 2029, at a current annual rent of approximately $1.2 million.

We believe our facilities are sufficient to meet our needs in the near term, as we expand our operations, we may require additional space in which to assemble our vehicles and we do not have any commitments for such space. All of our retail stores are leased. For the year ended March 31, 2025 and 2024, we paid an aggregate of $2.9 million and $2.4 million, respectively, for the spaces used for retail stores.

Item 3. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. As a provider of consumer products, we are, from time to time, subject to civil litigation regarding those products and intellectual property rights of third parties, including in publicly-available court filings. We are not currently a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Nasdaq Capital Market on June 6, 2024 under the symbol “FLYE”.

Stockholders

As of July 15, 2025, we had 26 stockholders of record.

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

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of July 15, 2025, we have 20 stores, including 19 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations in New York, Toronto, and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of July 15, 2025, we offered 27 E-motorcycle products, 36 E-bike products and 38 E-scooter products.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs, enabling customers to purchase bikes, locate company stores, schedule bike repairs, and more. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services, for the development of the enterprise resource planning system (“ERP system”), and in July 2024, the Company engaged DFT to develop a mobile phone application for its renal services, the GO FLY APP. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered and launched in the rental business on September 5, 2024. The total contract price for the ERP system is $2,500,000. The ERP system is fully completed and delivered on May 20, 2025. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of March 31, 2025, the Company paid $136,580 to DFT as prepayment for software development.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth, New York. For the year ended March 31, 2025, we produced 4,595 E-motorcycles, 5,974 E-bikes and 1,557 E-scooters at the same facility.

Recent Developments

See “Item 1. Business — Recent Developments.”

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of July 15, 2025, we have 20 stores, including 19 retail stores in the U.S and one retail store in Canada. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and selling our product in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the year ended March 31, 2025, our net revenues decreased by 21.0% to $25.4 million, compared to $32.2 million for the same period in 2024, which was primarily driven by a decrease in total units sold, which dropped by 10,846 units, from 69,611 units for the year ended March 31, 2024, to 58,765 units for the year ended March 31, 2025. The decrease in volume is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes.  Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in volume also attributed in part to the closures and disposition of our retail stores during the year ended March 31, 2025. The average sales price per EV increased by $29, from $960 in the year ended March 31, 2024 to $989 in the year ended March 31, 2025. These improvements were driven by product upgrades and enhanced sales channels in the market.

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

Employees

Our payroll expenses were $4.7 million for the year ended March 31, 2025, compared to $2.9 million for the year ended March 31, 2024. As four stores were closed and four others were sold during the year ended March 31, 2025, and an additional six stores were sold subsequently, we expect a decrease in payroll expenses in the next fiscal year due to reduced demand for store sales staff. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional. Effective management of payroll expenses remains crucial to our ability to grow revenue and enhance our financial results, especially as we navigate a reduced workforce.

Vendor and Supply Management

During the year ended March 31, 2025, we worked with two principal vendors, Xiamen Innolabs Technology Co., Ltd and Depcl Corp., each of which respectively supplied approximately 41.9% and 32.3% of the accessories and components used in all our products for the year ended March 31, 2025.

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

Market Trends, Competition and Tariff

We operate in a rapidly growing EV market with a special focus on E-motorcycles, E-bikes and E-scooters. However, increased competition may pressure prices and margins, reducing sales volume, revenues, and sales margin for us. Additionally, marketing and advertising costs may rise as we differentiate ourselves and maintain our market position. Moreover, competitors may impact customer acquisition and retention, satisfaction and loyalty. While we believe we maintain competitive advantages in several areas, including brand, product design and quality, smart features, omnichannel retail model, customer satisfaction and loyalty, we must continuously innovate, invest in research and development and marketing to maintain our competitive edge and unique selling points. Recently, the U.S. government issued executive orders imposing tariffs on products from key international suppliers, citing national security and public health concerns. These tariffs are expected to impact a wide range of imported goods, including components used in e-bike and e-scooter manufacturing. While some agreements have temporarily delayed their implementation, ongoing trade tensions could lead to supply chain disruptions, increased costs, and pricing pressures within the industry. Tariffs on e-bikes and e-scooters or their components would likely increase prices for consumers, and create challenges for U.S. manufacturers and retailers. While there could be long-term opportunities for domestic production, the immediate impact would likely be negative for the growing e-bike and e-scooter market.

Regulatory Landscape

We operate in an industry that is subject to extensive environmental, safety and other laws and regulations, which include products safety and testing, as well as battery safety and disposal. These requirements create additional costs and possible production delay in connection with the testing and manufacturing of our products. We also benefit from environmental regulations in our target markets which include economic incentives to purchasers of EVs and tax credits for EV manufacturers. The Governor of New York State signed a legislative package in July 2024 aimed at raising awareness about the safe use of e-bikes and lithium-ion battery products, prohibiting the sale of non-compliant batteries, requiring safety protocols and training for first responders, mandating operating manuals for e-bike retailers, and improving accident reporting and registration processes for e-bikes and mopeds. Additionally, in January 2025, the New York City Department of Transportation launched a $2 million trade-in program, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with certified, high-quality versions. Our Fly-11 PRO was chosen for the official model of DOT and participates in this program. From January 2025 to June 2025, we participated in this program and completed the delivery of Fly-11 Pro models to our retail partner participating in the program. While we expect relevant regulations to provide a tailwind to our growth, it is possible for other regulations to result in margin pressures.

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

Results of Operations for the Years Ended March 31, 2025 and 2024

The following table sets forth the components of our results of operations for the years ended March 31, 2025 and 2024:

	For the Year Ended March 31,
	2025	2024	Change	Percentage Change
Revenues, Net	$25,427,163	$32,205,666	$(6,778,503)	(21.0)%
Cost of Revenues	14,976,266	19,099,120	(4,122,854)	(21.6)%
Gross Profit	10,450,897	13,106,546	(2,655,649)	(20.3)%
Operating Expenses
Selling Expenses	7,403,374	5,914,786	1,488,588	25.2%
General and Administrative Expenses	7,607,489	3,931,203	3,676,286	93.5%
Total Operating Expenses	15,010,863	9,845,989	5,164,874	52.5%
(Loss) Income from Operations	(4,559,966)	3,260,557	(7,820,523)	(239.9)%
Other Income (Expenses), Net	10,588	(30,352)	40,940	(134.9)%
Interest Expenses, Net	(405,615)	(152,050)	(253,565)	166.8%
Income Taxes Expense	(336,166)	(1,182,933)	846,767	(71.6)%
Net (Loss) Income	$(5,291,159)	$1,895,222	$(7,186,381)	(379.2)%

Revenues

	For the Year Ended March 31,
	2025	2024	Change	Percentage Change
Sales-Retail	$21,725,817	$26,389,720	$(4,663,903)	(17.7)%
Sales-Wholesale	$3,529,479	$5,815,946	$(2,286,467)	(39.3)%
Sales-Rental services	171,867	—	171,867	100.0%
Total Net Revenues	$25,427,163	$32,205,666	$(6,778,503)	(21.0)%

Our net revenues were $25.4 million for the year ended March 31, 2025, a decrease of 21.0%, from $32.2 million for the year ended March 31, 2024. The decrease in our net revenues was primarily driven by a decrease in sales volume by 10,846 units, from 69,611 units for the year ended March 31, 2024, to 58,765 units for the year ended March 31, 2025.

Our retail sales revenue decreased by $4.7 million, or 17.7%, from $26.4 million for the year ended March 31, 2024 to $21.7 million for the year ended March 31, 2025. Our wholesale revenue decreased by $2.3 million, or 39.3%, from $5.8 million for the year ended March 31, 2024 to $3.5 million for the year ended March 31, 2025. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes.  Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in retail sales also attributed in part to the closures and disposition of our retail stores during the year ended March 31, 2025. The decrease in wholesales revenue was driven primarily by the closure of stores by the top two customers who closed their stores in December 2023 due to lack of profitability.

Cost of Revenues

Cost of revenues decreased by 21.6%, from $19.1 million for the year ended March 31, 2024, to $15.0 million for the year ended March 31, 2025. The decrease in cost of revenues was primarily attributable to more favorable pricing obtained from our suppliers, particularly for batteries, as well as a reduction in sales volume, as discussed previously. These factors collectively contributed to the overall decrease in cost of revenues. The unit cost for battery decreased by 11%, from $112 in the year ended March 31, 2024, to $99 in the year ended March 31, 2025.

Gross Margin

The following table shows our gross profit and gross margin for the years ended March 31, 2025 and 2024:

	For the Year Ended March 31,
	2025	2024	Change	Percentage Change
Gross Profit	$10,450,897	13,106,546	(2,655,649)	(20.3)%
Gross Margin	41.1%	40.7%

Gross profit for the years ended March 31, 2025 and 2024 was $10.5 million and $13.1 million, respectively. Gross margin was 41.1% and 40.7% for the year ended March 31, 2025 and 2024, respectively. The gross margin remained at the same level for the two periods.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the years ended March 31, 2025 and 2024:

	For the Year Ended March 31,
	2025	2024	Change	Percentage Change
Selling Expenses	$7,403,374	5,914,786	1,488,588	25.2%
General and Administrative Expenses	7,607,489	3,931,203	3,676,286	93.5%
Total Operating Expenses	$15,010,863	9,845,989	5,164,874	52.5%
Percentage of Revenue	59.0%	30.6%

Total operating expenses were $15.0 million for the year ended March 31, 2025, an increase of $5.2 million, or 52.5%, compared to $9.8 million for the year ended March 31, 2024. The increase in operating expenses was attributable to the increase in our payroll expenses, rent, professional fees, product and software development expenses and settlement payments, as more fully discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, and advertising expenses of retail stores. Total payroll expenses were $3.3 million for the year ended March 31, 2025, compared to $1.6 million for the year ended March 31, 2024. Rent was $2.9 million for the year ended March 31, 2025, compared to $2.4 million for the year ended March 31, 2024. Advertising expenses were $0.3 million for the year ended March 31, 2025, compared to $64,423 for the year ended March 31, 2024. The increase in payroll expenses was primarily due to the increased number of new employees hired for business operations in the first three quarters of the year ended March 31, 2025, despite a reduction in headcounts in the last quarter resulting from closures and dispositions of retail stores. The increase in rental expense was primarily due to the expansion of retail stores to support the Company’s business growth and operational needs. The rise in advertising expense was mainly driven by intensified marketing campaigns and promotional activities aimed at enhancing brand visibility. Total commission expenses were $9,980 for the year ended March 31, 2025, compared to $1.1 million for the year ended March 31, 2024. The decrease in the commission expenses was primarily due to the Company’s discontinuation of marketing referral expenses for promotions as of January 1, 2024.

General and Administrative Expenses

General and administrative expenses increased during the year ended March 31, 2025 compared to the previous year. Professional fees increased to $2.0 million for the year ended March 31, 2025, compared to $1.0 million for the year ended March 31, 2024, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with our initial public offering and ongoing reporting obligations. Payroll expenses increased to $1.5 million for the year ended March 31, 2025 from $1.1 million for the year ended March 31, 2024 primarily due to additional employees hired in operation and accounting departments. Insurance expenses increased to $1.1 million for the year ended March 31, 2025, compared to $0.2 million for the same period of prior year as a result of increased general insurance of the stores and the purchase of directors and officers liability insurance after initial public offering in the year ended March 31, 2025. Software development fee increased to $0.5 million for the year ended March 31, 2025, compared to $0.3 million for the same period in prior year due to the increasing development fee of Fly E-Bike app and the increasing maintenance fee of Go Fly App. There were settlement payments of $1.0 million for the year ended March 31, 2025, in connection with the UL Litigation.

Income Tax Provisions

Income taxes provision was $0.3 million for the year ended March 31, 2025, a change from $1.2 million income tax provision for the year ended March 31, 2024. This change was due to our pre-tax loss for the year ended March 31, 2025.

Net Income (Loss)

Net loss was $5.3 million for the year ended March 31, 2025, a change of $7.2 million, or 379.2%, from net income of $1.9 million for the year ended March 31, 2024, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the years ended March 31, 2025 and 2024:

	For the Year Ended March 31,
	2025	2024	Change	Percentage Change
(Loss) Income from Operations	$(5,291,159)	$1,895,222	$(7,186,381)	(379.2)%
Income Tax provision	336,166	1,182,933	(846,767)	(71.6)%
Depreciation	631,280	272,708	358,572	131.5%
Interest Expenses	405,615	152,050	253,565	166.8%
Amortization	65,091	1,648	63,443	3849.7%
EBITDA	$(3,853,007)	$3,504,561	$(7,357,568)	(209.9)%
Percentage of Revenue	(15.2)%	10.9%		(26.1)%

Before interest expenses, income tax, depreciation, and amortization, for the year ended March 31, 2025, our net loss was $3.9 million, a change of $7.4 million, compared to net income of $3.5 million for the year ended March 31, 2024, which was mainly attributable to the decrease in revenue, increase in selling expenses and general and administrative expenses described above. The ratio of EBITDA to revenue was negative 15.2% and 10.9% for the year ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $0.8 million. We had working capital of $1.3 million and $0.3 million as of March 31, 2025 and 2024, respectively. We had net loss of $5.3 million and net income of $1.9 million for the year ended March 31, 2025 and 2024, respectively. During the year ended March 31, 2025, net cash used in operating activities of the Company was approximately $10.1 million. As of March 31, 2025, the Company had a current portion of contractual obligation of approximately $8.9 million.

We have funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO and equity financing, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of March 31, 2025. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 7, 2024, we sold 450,000 shares of common stock, at a price of $20.00 per share in our IPO. The gross proceeds of the IPO were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by us. Net proceeds received by us from IPO were approximately $7.9 million. On June 25, 2024, we sold an additional 67,500 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of $1.2 million. On June 4, 2025, Company issued 5,719,111 shares of common stock, at a price of $1.2140 per share in its secondary public offering for gross proceeds of the offering were $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company.

On July 3, 2025, the Company implemented a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The reverse stock split reduced the number of shares of common stock issued and outstanding from 24,587,500 to 4,917,500 as of March 31, 2025. The par value per share remained unchanged at $0.01.

As of March 31, 2025, the Company had working capital of approximately $1.3 million and cash of approximately $0.8 million. The main cash outflow for the year ended March 31, 2025 was from net loss of $5.3 million, a decrease in tax payable of $1.5 million, an increase in inventories of $2.5 million, a decrease in operating lease liabilities of $4.9 million, purchase of software from a related party of $0.9 million, purchase of equipment of $1.6 million and an increase in prepayments and other receivables of $2.5 million. As of March 31, 2025, the Company had a current portion of contractual obligation of approximately $8.9 million. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. For the next 12 months from the issuance date of this report, we plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of March 31, 2025 and 2024, our accounts receivable, net of allowance for credit losses, was $0.5 million and $0.5 million, respectively. Our accounts receivable turnover period increased from 69 days in the year ended March 31, 2024 to 71 days in the year ended March 31, 2025, which was mainly attributable to the longer payment terms to dealers.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of March 31, 2025 and 2024, our accounts payable were $1.3 million and $1.2 million, respectively. Our accounts payable turnover period increased to 33 days for the year ended March 31, 2025 from 25 days for the year ended March 31, 2024, which was primarily the result of longer payment cycles.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $3.1 million, from $0.6 million as of March 31, 2024, to $3.7 million as of March 31, 2025. This significant increase is mainly due to the launch of Company’s E-bike rental services, which required additional inventory. As a result, during the year ended March 31, 2025, the Company made substantial prepayments to vendors to secure inventory for the new services.

Our inventories primarily include our EVs, their accessories and spare parts. As of March 31, 2025 and 2024, our inventories, net of allowance, were $6.4 million and $5.4 million, respectively. The increase in inventories was primarily due to our preparation for the new rental business. Our inventory turnover days increased to 143 days in the year ended March 31, 2025, from 89 days in the year ended March 31, 2024, which was primarily due to strategic inventory buildup, allowing us to start new services.

As of March 31, 2025 and 2024, the total outstanding amount of loan principal was $7.4 million and $1.6 million, respectively. For the year ended March 31, 2025 and 2024, the interest expenses on our outstanding loans amounted to $405,615 and $152,050, respectively. See Note 8 to the Consolidated Financial Statements included within this annual report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the years ended March 31, 2025 and 2024:

	For the Year Ended March 31,
	2025	2024
Net Cash (Used in) Provided by Operating Activities	$(10,059,466)	$4,308,920
Net Cash Used in Investing Activities	(2,901,272)	(3,200,843)
Net Cash Provided by (Used in) Financing Activities	12,486,104	(49,628)
Net changes in cash including cash classified within current assets held for sale	$(474,634)	$1,058,449

Operating Activities

Net cash used in operating activities for the year ended March 31, 2025 was $10.1 million, which was due to net loss of $5.3 million, a decrease in tax payable of $1.5 million, an increase in inventories of $2.7 million, a decrease in operating lease liabilities of $4.8 million, and an increase in prepayments and other receivables of $2.7 million, partially offset by amortization of right-of-use assets of $5.1 million, an increase in accrued expenses and other payables of $0.5 million, and a decrease in accounts receivables-related parties of $0.2 million.

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

Investing Activities

Net cash used in investing activities was $2.9 million for the year ended March 31, 2025, which was due to purchase of properties and equipment  of $1.6 million, purchase of GO FLY App and computer hardware and software from a related party of $1.4 million, and the advance to a related party of $0.5 million, and partially offset by the repayment from a related party of $0.7 million.

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

Financing Activities

Net cash provided by financing activities was $12.5 million for the year ended March 31, 2025, which consisted of net proceeds from the IPO of $9.2 million, and loan proceeds of $7.4 million, partially offset by repayments of loans of $3.7 million and payment of IPO costs of $0.3 million.

Net cash used in financing activities was $0.05 million for the year ended March 31, 2024, which consisted of deferred IPO cost of $0.2 million, repayments of loan payables of $0.6 million, repayments to former related parties on other payables of $0.3 million and payments of former related party loan of $0.2 million, offset by borrowings from loan payable of $1.1 million and capital contributions from stockholders of $0.1 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of March 31, 2025:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and Others	$11,724,690	2,617,762	5,290,390	2,842,381	974,157
Loan Payable	7,356,936	5,291,893	160,004	20,515	1,884,524
UL Litigation	1,000,000	1,000,000	—	—	—
Total Contractual Obligations	$20,081,626	8,909,655	5,450,394	2,862,896	2,858,681

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

Estimated Allowance for Inventories

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of March 31, 2025 and 2024, we recorded inventory allowance balance of $1,107,569 and $514,021, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this annual report and is incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

In our 10-K for the year ended March 31, 2025, we identified material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant commenced work in February 2025. We have begun organizing regular training programs for our accounting personnel, with a focus on U.S. GAAP and SEC reporting requirements, in order to improve the competence and awareness of our finance team. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we concluded that these material weaknesses had not been fully remediated as of March 31, 2025. Accordingly, we continue to consider these material weaknesses to be ongoing as of that date.

As of March 31, 2025, we believe that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of our financial reporting due to the material weaknesses identified above.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than the additional controls added to the revenue process, there was no change in our internal control over financial reporting that occurred during the fourth quarter of March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

We have adopted an insider trading policy. Our insider trading policy is filed as an exhibit to this annual report and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Zhou Ou	36	Chairman of the Board and Chief Executive Officer
Shiwen Feng	29	Director and Chief Financial Officer
Rui Feng	40	Chief Operating Officer
Ke Zhang	38	Chief Human Resource Officer
Bin Wang	67	Director
Lun Feng	65	Director
Zanfeng Zhang	51	Director

Set forth below is biographical information about each of the individuals named in the table above:

Zhou Ou, Founder, Chairman of the Board and Chief Executive Officer. Mr. Ou founded Fly E-Bike in 2018 and has since served as our Chairman of the Board and Chief Executive Officer (“CEO”). Before founding Fly E-Bike, Mr. Ou operated a motorcycle repair business for over eight years, and previously held a managerial position at a food delivery company. We believe that Mr. Ou’s prior experience in the motorcycle industry and his understanding of the delivery industry, combined with his tenure at our company, qualifies him to serve as our Chairman of the Board.

Shiwen Feng, Director and Chief Financial Officer. Ms. Feng has served as our Chief Financial Officer and a director since November 2024. Ms. Feng is an experienced financial professional with a background in corporate finance, corporate tax management, and project oversight. From October 2021 to October 2024, Ms. Feng served as the manager at PJMG LLC, a consulting services company, where she was responsible for overseeing financial planning, managing corporate structuring, and ensuring compliance with financial regulations. Prior to that, from September 2019 to July 2021, Ms. Feng worked at DGLG Accounting & Tax LLC, an accounting and financial consulting company, first as a staff member assisting with corporate formations, tax compliance, and payroll management, and later as a manager, focusing on financial reporting, monthly bookkeeping, and corporate tax filings. She earned her Master’s degree in Accounting from the Frank G. Zarb School of Business at Hofstra University in 2020 and her Bachelor’s degree in Accounting from Henan University in China in 2019. Ms. Feng was selected to serve as a member of our board of directors because of her experience in the financial services industry.

Rui Feng, Chief Operating Officer. Mr. Feng joined us as a retail store manager in 2018 and was responsible for overseeing our supply chain, implementing effective customer strategies, and ensuring legal compliance. He has served as our Chief Operating Officer since December 2022. Prior to joining us, Mr. Feng owned and operated a restaurant for four years, which provided him with valuable experience in managing a business.

Ke Zhang, Chief Human Resource Officer. Mr. Zhang has served as our Chief Human Resource Officer since December 2022. Mr. Zhang previously served as our director and resigned from this position on September 1, 2023. He joined us as a retail store manager in 2018, where he was responsible for overseeing various HR functions, including recruiting, employee training and development and managing our benefits system.

Bin Wang, Director. Mr. Wang has served as a director since June 2024. Mr. Wang has over 30 years of management experience in the financial industry. He currently serves as the Managing Director of Eon Capital International Ltd, a Hong Kong corporate advisory service company. He has also been a member of the board of directors of Maison Solutions Inc., a Nasdaq-listed company, since 2023. Previously, from 2018 to 2020, Mr. Wang was the Chairman and CEO of Alberton Acquisition Corp., a Nasdaq-listed company. From 2010 to 2012, he served as Independent Board Director in Sky Digital Stores Corp. (OTC: SKYC), participating in the company’s public listing process. From 2007 to 2018, Mr. Wang provided corporate advisory services to dozens of corporate clients in the US and Asia. Mr. Wang began his financial career at Chemical Bank in 1994 when he served as a commercial banking manager for the bank’s Asian market. From 1996 to 2000, he served as Vice President and Team Leader of Chase International Financial Services, to promote the bank’s business in Asia-Pacific region. After Chase merged with JPMorgan in 2000, Mr. Wang continued to work at JPMorgan Chase until late 2006, playing a wide range of management roles in the development and growth of international business. Mr. Wang graduated from Northwestern Polytechnic University in 1980, obtained his Master of Science degree in Mechanical Engineering from Xi’an Jiaotong University in 1983, and earned his Master of Arts degree in economics from Illinois State University in 1992. Mr. Wang was selected to serve as a member of our board of directors because of his extensive senior-level management experience in the financial services industry and his profound knowledge of our business and the industry as a whole.

Lun Feng, Director. Mr. Feng has served as a director since June 2024. Since August 2015, Mr. Feng has held the position of executive director at Si Fang Yu Feng Investment Co., Ltd., a Chinese investment management company. From June 2009 to June 2021, he served as the chairman of the board of directors at Beijing Wan Tong Li Ti Zhi Cheng Investment Co., Ltd., a Chinese investment management company. Additionally, Mr. Feng currently serves as an independent director at three public companies listed on the Shanghai Stock Exchange and Shenzhen Stock Exchange. These companies include Bank of Xi’an Co., Ltd., Shanghai Xinnanyang Only Education and Technology Co., Ltd., and Bona Film Group Co., Ltd. Mr. Feng received his bachelor’s degree in political economy from Northwest University (China) in 1982. Mr. Feng was selected to serve as a member of our board of directors because of his extensive senior-level management experience of public companies, his board experience and his extensive knowledge of our business and industry.

Zanfeng Zhang, Director. Mr. Zhang has served as a director since August 2024. Mr. Zhang has over 25 years of experience in finance and investment management. Since November 2017, he has served as Managing Director at IDG Capital, an investment and asset management company, where he oversees post-investment management and risk control. From August 2014 to July 2017, Mr. Zhang co-founded and served as the Chief Financial Officer of Beijing Jiufang Rugao Information Technology Co., Ltd., an internet startup providing community-based online-to-offline (O2O) life services and a fresh produce B2C (business-to-consumer) platform, where he oversaw financing activities. Prior to that, he co-founded and served as Chief Operating Officer of Beijing Panteng Technology Co., Ltd., a smart hardware startup, from September 2013 to August 2014, where he secured early-stage funding and led its market expansion. Earlier in his career, Mr. Zhang held senior financial roles at Ruijing Hengtong (Beijing) Investment Consulting Co., Ltd. from July 2008 to August 2013, and at Peugeot China Co., Ltd. from June 2003 to July 2008. Mr. Zhang holds a Master’s degree in Business Management from Paris 1 Panthéon-Sorbonne University and a Bachelor’s degree in Accounting from East China Jiaotong University. Mr. Zhang was selected to serve on the Board due to his extensive expertise in finance and investment management.

Information about the Board of Directors

Our board of directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with our CEO and other key executives, by reading the reports and other materials that we send them, and by participating in board and committee meetings. Directors hold office until their successors have been elected and qualified or until he or she resigns or have been removed or disqualified.

Our board of directors are divided into three classes of directors, with the classes as nearly equal in number as possible, and with the directors serving three-year terms. The term of office of the Class I director, consisting of Lun Feng, will expire at our 2025 annual meeting of stockholders. The term of office of the Class II directors, consisting of Zanfeng Zhang and Bin Wang, will expire at our 2026 annual meeting of stockholders. The term of office of the Class III directors, consisting of Zhou Ou and Shiwen Feng, will expire at our 2027 annual meeting of stockholders. As a result, approximately one-third of our board of directors will be elected each year. The classification of directors will have the effect of making it more difficult for stockholders to change the composition of our board of directors. Our amended and restated bylaws also provide that, subject to any rights of holders of preferred stock to elect additional directors under specified circumstances, the number of directors will be fixed exclusively pursuant to a resolution adopted by our board of directors.

Committees of the Board of Directors

We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee consists of three independent directors. The members of the Audit Committee are Bin Wang, Lun Feng and Zanfeng Zhang, with Mr. Wang serving as the committee chair. The Audit Committee consists exclusively of directors who are financially literate. Mr. Wang is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

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

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Lun Feng, Bin Wang and Zanfeng Zhang, with Mr. Feng serving as the committee chair. The committee has primary responsibility for:

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

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Zanfeng Zhang, Bin Wang and Lun Feng, with Mr. Zhang serving as the committee chair. The Nominating and Governance Committee’s responsibilities include:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than ten percent of its common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us, we believe that the applicable reporting requirements of Section 16(a) have been satisfied.

Item 11. Executive Compensation

The following table shows the compensation awarded to or earned during the years ended March 31, 2025 and 2024 by our chief executive officer. Other than as listed below, we did not have any officers that received more than $100,000 in compensation during the years ended March 31, 2025 and 2024. The person listed in the following table is referred to herein as the “named executive officer.”

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total ($)
Zhou Ou	2025	$100,000	—	—	—	—	$100,000
Chief Executive Officer	2024	$100,000	—	—	—	—	$100,000

Narrative Disclosure to Summary Compensation Table

Zhou Ou, Chief Executive Officer

Mr. Ou has entered into an employment agreement with one of our subsidiaries, FLYEBIKE Inc, dated April 1, 2023. Under the agreement, Mr. Zhou Ou serves as the Chief Executive Officer of the Company and receives a monthly base salary of $8,333. He is also entitled to reimbursement for authorized and reasonable business expenses. The agreement allows for at-will termination by either party. If Mr. Ou’s employment is terminated due to death or disability, he or his estate will receive salary and benefits through the termination date. The Company may terminate the agreement for cause, releasing it from all further obligations except for accrued salary and benefits through the termination date. “Cause” includes failure or neglect by Mr. Ou to perform duties, disobedience to orders, misconduct such as misappropriation of funds, personal profit from Company transactions, misrepresentation, legal violations, acts involving moral turpitude or unethical conduct, disloyalty including aiding a competitor, failure to devote full-time efforts to the Company, not working exclusively for the Company, non-cooperation in investigations, breaches of the employment agreement or the Company rules, and any other act of misconduct or omission. The agreement includes covenants for non-disclosure, non-solicitation, and non-competition. For two years post-termination, Mr. Ou agrees not to solicit the Company’s customers or engage in competing business activities within New York State.

In order to support our operations and allocate more resources towards our development, Mr. Ou received compensation at the level of a store manager for the years ended March 31, 2025 and 2024.

Shiwen Feng, Chief Financial Officer

Mr. Feng has entered into an employment agreement with the Company, dated November 7, 2024. Under the agreement, Ms. Feng serves as the Chief Financial Officer of the Company and receives a monthly base salary of $ $6,667. She will also be entitled to reimbursement for authorized and reasonable expenses. The agreement allows for at-will termination by either party, provided, however, a minimum of two weeks’ advance written notice is required in the event of resignation by Ms. Feng. If Ms. Feng’s employment is terminated due to death or disability, she or her estate will receive salary and benefits through the termination date. The Company may terminate the agreement for cause, releasing it from all further obligations except for accrued salary and benefits through the termination date. “Cause” includes failure or neglect by Ms. Feng to perform duties, disobedience to orders, misconduct such as misappropriation of funds, personal profit from Company transactions, misrepresentation, legal violations, acts involving moral turpitude or unethical conduct, disloyalty including aiding a competitor, failure to devote full-time efforts to the Company, not working exclusively for the Company, non-cooperation in investigations, breaches of the employment agreement or the Company rules, and any other act of misconduct or omission. The agreement includes covenants for non-disclosure, non-solicitation, and non-competition. For two years post-termination, Ms. Feng agrees not to solicit the Company’s customers or engage in competing business activities within New York State. Ms. Feng will not receive any additional compensation as a director in addition to her compensation as the Chief Financial Officer of the Company.

Outstanding Option Awards

As of March 31, 2025, there were no option or stock awards outstanding.

Employee Benefit Plans

2024 Plan

On May 3, 2024, our Board approved the Fly-E Group Inc. 2024 Omnibus Incentive Plan, subject to stockholder approval. On February 10, 2025, our Board approved Amendment No. 1 of the plan (“Amendment No. 1”) to increase the number of shares available for grant under the plan and add a provision providing for an automatic increase to the plan’s share reserve every year, commencing on April 1, 2026, and continuing on the first day of each of the Company’s fiscal years through the tenth anniversary of the plan’s effective date (the 2024 Omnibus Incentive Plan, as amended by Amendment No. 1, the “2024 Plan”). On March 10, 2025, the Company’s stockholders approved and adopted the 2024 Plan.

The following is a summary of the material terms of the 2024 Plan.

Plan Administration

The 2024 Plan will be administered by our Compensation Committee. Our board of directors will retain the authority under the 2024 Plan to exercise any or all of the powers and authorities related to the administration and implementation of the 2024 Plan.

Award Eligibility

Awards under the 2024 Plan may be made to our or any of our affiliates’ employees, officers and directors, as well as to consultants and advisors currently providing services to us or any of our affiliates at the time of such award. As of the date of this annual report, the Company engages approximately 55 employees, four (4) officers, five (5) directors, and five (5) consultants and advisers.

Shares Subject to the 2024 Plan

Subject to adjustment in accordance with the terms of the 2024 Plan, the number of shares of our common stock available for issuance under the 2024 Plan is the sum of (A) 740,000, plus (B) an increase commencing on April 1, 2026, and continuing annually on each anniversary thereof until the tenth anniversary of the plan effective date, equal to the lesser of (i) 8% of the total number of all classes of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board or the Committee (the “Share Limit”).

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

Stock Options

Stock options granted under the 2024 Plan may be nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Each option will become vested and exercisable at such times and under such conditions as our Compensation Committee may approve consistent with the terms of the 2024 Plan. No option may be exercisable more than ten years after the option grant date. Our Compensation Committee may include in the option agreement provisions specifying the period during which an option may be exercised following termination of the grantee’s service.

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

Plan Amendment and Termination

The Compensation Committee may adopt, amend and rescind rules relating to the administration of the 2024 Plan, and our board of directors may amend, suspend, or terminate the 2024 Plan at any time; provided, that, no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award granted under the 2024 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. The 2024 Plan will automatically terminate the day before the tenth (10th) anniversary of the Plan Effective Date, unless earlier terminated by our board of directors or in accordance with the terms of the 2024 Plan.

New Plan Benefits

All awards to be made under the 2024 Plan are discretionary, subject to the terms of the 2024 Plan. The benefits and amounts that will be received or allocated under the 2024 Plan are generally not determinable at this time.

Director Compensation

The following table sets forth information as to the compensation paid to our directors in the year ended March 31, 2025:

Name	Cash Compensation	Stock Awards	Total
Bin Wang	37,500	-	37,500
Lun Feng	50,000	-	-
Zanfeng Zhang	7,500	-	7,500
Zhou Ou(1)	-	-	-
Shiwen Feng(3)	$-	-	$-

(1)	Mr. Ou does not receive any additional compensation as a director in addition to his compensation disclosed in the Summary Compensation Table.

(2)	Ms. Feng receives $6,667 per month for serving as Chief Financial Officer of the Company. Ms. Feng does not receive any additional compensation as a director.

Director Agreements

Each of the Company’s independent directors, Bin Wang, Lun Feng and Zanfeng Zhang, has entered into an Independent Director Agreement (each, an “Independent Director Agreement”). Under the Independent Director Agreement between us and each of our independent directors, Mr. Zhang is entitled to an annual cash fee of $30,000, Mr. Wang and Mr. Feng each is entitled to an annual cash fee of $50,000.

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

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of July 15, 2025 by:

●	each person known to us to beneficially own 5% or more of our common stock;

●	each director;

●	each of our executive officers; and

●	all officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of options, warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 15, 2025. Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name. Unless otherwise noted, the mailing address of each listed beneficial owner is c/o Fly-E Group, Inc., 136-40 39th Avenue, Flushing, NY 11354.

Name and address of beneficial owner	Shares beneficially owned	Percentage owned
Executive Officers and Directors
Zhou Ou	1,540,000	8.5%
Shiwen Feng	-
Rui Feng	352,000	1.9%
Ke Zhang	1,474,000	8.1%
Bin Wang	-
Lun Feng	-
Zanfeng Zhang	-
Directors and Officers as a group (seven persons)	3,366,000	18.7%

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted the 2024 Plan in order to grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. There are 740,000 shares of common stock reserved for future issuance under the 2024 Plan. We have not issued any grants or awards under the 2024 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements in the section titled “Executive Compensation,” except as set forth below, during our last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any director or executive officer or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

From April 1, 2023 to March 31, 2025, our Chairman and CEO, Mr. Ou, provided financial support to the Company by advancing funds and making various payments on behalf of the Company totaling $3,274,924. These amounts payable to Mr. Ou are unsecured, bear no interest and do not have a maturity date. From April 1, 2023 to March 31, 2025, the Company repaid a total of $1,207,404 to Mr. Ou, including repayment of amounts owed to Mr. Ou prior to April 1, 2022. From April 1, 2023 to March 31, 2025, the Company transferred $2,263,630 of the payable balance along with a cash contribution of $136,370 from Mr. Ou as capital contribution. As of March 31, 2025 and 2024, the remaining balance of these payables was nil and $92,229, respectively. From August 9, 2024 to September 17, 2024, the Company advanced $477,771 to Mr. Ou, Chairman and CEO of the Company, for personal use. This advance is unsecured, bears no interest and does not have a maturity date. As of March 31, 2025, the advance was paid back in full.

From April 1, 2023 to March 31, 2025, Mr. Rui Feng, our Chief Operating Officer, advanced a total of $8,711 to the subsidiaries of the Company to support their business operations. These amounts payable to Mr. Feng are unsecured, bear no interest and do not have a maturity date. From April 1, 2023 to March 31, 2025, the Company repaid $8,711 to Mr. Feng. As of March 31, 2025, the Company has paid off all amounts owed to Mr. Feng.

From April 1, 2023 to March 31, 2025, Mr. Ke Zhang, our Chief Human Resource Officer, advanced an aggregate of $52,802 to the subsidiaries of the Company to support their business operations. These amounts payable to Mr. Zhang are unsecured, bear no interest and do not have a maturity date. From April 1, 2023 to March 31, 2025, the Company repaid $52,802 to Mr. Zhang. As of March 31, 2025, the Company has paid off all amounts owed to Mr. Zhang.

On March 6, 2021, the Company and DGLG Accounting and Tax LLC (“DGLG”) entered into an engagement letter, wherein the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo is a partner at DGLG. In December 2022, the Company hired Mr. Guo as its former CFO. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. For the years ended March 31, 2025 and 2024, DGLG’s consulting fees were $225,000 and $100,000, respectively. For the years ended March 31, 2025 and 2024, the Company paid DGLG a total of $61,050 and $123,000, respectively, for tax services. As of March 31, 2025, the Company did not owe any amount to DGLG.

On April 1, 2023, the Company agreed to retain the services of PJMG LLC (“PJMG”), a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management from June 2024 to May 2025. The service fee is $45,000 for the first month and from the second month the fees are $15,000 per month. To secure these services, the Company prepaid a total of $120,000 to PJMG as of March 31, 2025. During the year ended March 31, 2025, the Company paid PJMG a total of $372,047 for consulting services. $312,047 was expensed as consulting expenses during the year ended March 31, 2025.

Fly E Bike SRL, a company formed under the laws of the Dominican Republic and in which Mr. Ou holds over 50% of the equity interests, is a distributor for the Company. During the years ended March 31, 2025 and 2024, Fly E Bike SRL purchased certain EV products from the Company in the amount of $42,010 and $326,914, respectively. As of March 31, 2025 and 2024, the Company had accounts receivable from Fly E Bike SRL in the amounts of $37,465 and $326,914, respectively. In addition, during the year ended March 31, 2025, the Company advanced a total of $143,455 to Fly E Bike SRL. Such advance is unsecured, bears no interest and does not have a maturity date. As of July 15, 2025, the advance was paid back in full.

In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services. Mr. Guo, the Company’s former CFO, owns over 50% of the equity interest in DFT. As of March 31, 2025 and March 31, 2024, the accumulative payments to DFT for development of the ERP system were $2,500,000 and $1,554,000, respectively. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of March 31, 2025 and 2024, construction in progress was nil and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT. As of March 31, 2025 and March 31, 2024, the Company had a prepayment of nil and $1,279,000, respectively, to DFT. In July 2024, the Company engaged DFT, a former related party, to develop a new APP, GO FLY APP, for the rental business. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered on September 5, 2024.

Director Independence

We believe that each of our directors, Messrs. Wang, Feng, and Zhang, is an independent director under the Nasdaq listing rules.

Related Party Transaction Policy

Our Company has adopted a written Audit Committee Charter, which contains the procedures used to identify, review, approve and disclose, if necessary, any transaction in which (i) the Company is a participant and (ii) a related person has or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by Marcum Asia CPAs LLP (“Marcum Asia”), our registered independent public accounting firm, for 2025 and 2024 for the categories of services indicated.

	Year Ended March 31,
	2025	2024
Audit fees (1)	$608,727	$552,065
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$608,727	$552,065

(1)	Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and review of our registration statement on Form S-1 relating to our initial public offering.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The pre-approval is made by the audit committee of the board of directors. Our board approved all services that our independent accountants provided to us prior to our IPO. Following the completion of our IPO, such services were reviewed and approved by the Audit Committee.

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

Item 16. Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

Exhibit number	Description
1.1	Underwriting Agreement, dated as of June 5, 2024, by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 7, 2024)
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 7, 2024)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2025)
3.3	The Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 2, 2025)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 (File No. 333-276830) filed on April 22, 2024 and incorporated herein by reference.
4.1*	Description of Securities of the Registrant
4.2	Form of Underwriter’s Warrant, dated June 7, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 7, 2024)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 5, 2025)
10.1	Employment agreement dated April 1, 2023 by and between FLYEBIKE Inc and Zhou Ou. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)†
10.2	Employment Agreement dated November 7, 2024 by and between the Company and Shiwen Feng. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 8, 2024)†
10.3	Fly-E Group, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on February 21, 2025)†
10.4	Form of the Independent Director’s Agreement of Fly-E Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.6	Engagement Letter dated March 6, 2021, by and between the Company and DGLG Accounting and Tax LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.7#	Contract Agreement for the Development of POS and ERP System dated December 13, 2023 between the Company and DF Technology US Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.8	Placement Agency Agreement, dated April 22, 2025, by and between the Company and American Trust Investment Services, Inc., as amended (incorporated by reference to Exhibit 1.1 to the Company’s registration statement on Form S-1 (File No. 333-286678) filed on April 22, 2025 and incorporated herein by reference.
10.9*	Joint Amendment to Placement Agency Agreement and Engagement Letter, dated May 13, 2025, by and between the Company and American Trust Investment Services, Inc.
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2025)
10.11#	Loan and Security Agreement dated as of August 5, 2024, by and among the Company, Fly-E-Bike Inc., Fly EV, Inc. and Peapack-Gladstone Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2024)
10.12#	Contract Agreement dated as of July 5, 2024, by and between the registrant and DF Technology US Inc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2024)
10.13	Letter Agreement dated as of April 1, 2023, by and between the Company and PJMG LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2024)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
†	Compensatory plan or arrangement.
#	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2025	FLY-E GROUP, INC.

	By:	/s/ Zhou Ou
	Name:	Zhou Ou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhou Ou	Chief Executive Officer (Principal Executive Officer) and Director	July 15, 2025
Zhou Ou

/s/ Shiwen Feng	Chief Financial Officer (Principal Accounting and Financial Officer) and Director	July 15, 2025
Shiwen Feng

/s/ Bin Wang	Director	July 15, 2025
Bin Wang

/s/ Lun Feng	Director	July 15, 2025
Lun Feng

/s/ Zanfeng Zhang	Director	July 15, 2025
Zanfeng Zhang

FLY-E GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Fly-E Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fly-E Group, Inc. (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and significant cash outflows from operating and investing activities, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
July 15, 2025

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

CONSOLIDATED FINANCIAL STATEMENTS

FLY-E GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	March 31, 2025	March 31, 2024
ASSETS
Current Assets
Cash	$840,102	$1,403,514
Accounts receivable	466,187	212,804
Accounts receivable, net – related parties	37,465	326,914
Inventories, net	6,397,274	5,364,060
Prepayments and other receivables	3,676,986	588,660
Prepayments and other receivables – related parties	120,000	240,256
Assets held for sale	2,462,502	—
Total Current Assets	14,000,516	8,136,208
Property and equipment, net	7,287,213	1,755,022
Security deposits	728,450	781,581
Deferred IPO costs	—	502,198
Deferred tax assets, net	94,983	35,199
Operating lease right-of-use assets	10,933,068	16,000,742
Intangible assets, net	525,865	36,384
Long-term prepayment for property	—	450,000
Long-term prepayment for software development– related parties	136,580	1,279,000
Total Assets	$33,706,675	$28,976,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,272,305	$1,180,796
Short-term loan payables	5,191,058	—
Current portion of long-term loan payables	100,835	1,213,242
Accrued expenses and other payables	1,366,968	925,389
Other payables – related parties	—	92,229
Operating lease liabilities – current	2,617,762	2,852,744
Taxes payable	—	1,530,416
Liabilities held for sale	2,152,447	—
Total Current Liabilities	12,701,375	7,794,816
Long-term loan payables	2,065,040	412,817
Operating lease liabilities – non-current	9,106,928	13,986,879
Total Liabilities	23,873,343	22,194,512

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and nil outstanding as of March 31, 2025 March 31, 2024*	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized and 4,917,500 shares outstanding as of March 31, 2025 and 100,000,000 shares authorized and 4,400,000 shares outstanding as of March 31, 2024*	49,175	44,000
Additional paid-in capital	10,940,724	2,576,000
Shares subscription receivable	(219,998)	(219,998)
(Accumulated deficit) Retained Earnings	(895,510)	4,395,649
Accumulated other comprehensive loss	(41,059)	(13,829)
Total FLY-E Group, Inc. Stockholders’ Equity	9,833,332	6,781,822
Total Liabilities and Stockholders’ Equity	$33,706,675	$28,976,334

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024 and the 1-for-5 reverse stock split completed on July 3, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended March 31,
	2025	2024
Revenues	$25,427,163	$32,205,666
Cost of Revenues	14,976,266	19,099,120
Gross Profit	10,450,897	13,106,546

Operating Expenses
Selling Expenses	7,403,374	5,914,786
General and Administrative Expenses	7,607,489	3,931,203
Total Operating Expenses	15,010,863	9,845,989
Income (Loss) from Operations	(4,559,966)	3,260,557

Other Income (Expenses), net	10,588	(30,352)
Interest Expenses, net	(405,615)	(152,050)
Income (Loss) Before Income Taxes	(4,954,993)	3,078,155
Income Tax Expense	(336,166)	(1,182,933)
Net Income (Loss)	$(5,291,159)	$1,895,222

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(27,230)	(13,829)
Total Comprehensive Income (Loss)	$(5,318,389)	$1,881,393

Earnings (Losses) per Share*	$(1.10)	$0.43
Weighted Average Number of Common Stock
– Basic and Diluted*	4,821,010	4,400,000

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024 and the 1-for-5 reverse stock split completed on July 3, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other	(Accumulated deficit) Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Comprehensive	Earnings	Equity
Balance at March 31, 2023	—	$—	4,400,000	$44,000	$176,000	$(219,998)	$—	$2,500,427	$2,500,429
Net Income	—	—	—	—	—	—	—	1,895,222	1,895,222
Capital Contribution	—	—	—	—	2,400,000	—	—	—	2,400,000
Foreign currency translation adjustment	—	—	—	—	—	—	(13,829)	—	(13,829)
Balance at March 31, 2024	—	$—	4,400,000	$44,000	2,576,000	(219,998)	$(13,829)	$4,395,649	$6,781,822
Net loss	—	—	—	—	—	—	—	(5,291,159)	(5,291,159)
Issuance of common stock upon initial public offering, net	—	—	517,500	5,175	8,364,724	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	(27,230)	—	(27,230)
Balance at March 31, 2025	—	$—	4,917,500	$49,175	$10,940,724	$(219,998)	$(41,059)	$(895,510)	$9,833,332

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024 and the 1-for-5 reverse stock split completed on July 3, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(5,291,159)	$1,895,222
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment	108,593	46,084
(Gain) Loss on termination of operating lease	(111,564)	5,957
(Gain) Loss on disposal of subsidiaries	(84,302)	—
Credit loss for accounts receivable	116,746	—
Depreciation expense	631,280	272,708
Amortization expense	65,091	1,648
Deferred income taxes (benefits) expenses	(64,829)	176,093
Amortization of operating lease right-of-use assets	5,084,535	2,277,910
Inventories reserve	870,589	456,209
Changes in operating assets and liabilities:
Accounts receivable	(329,029)	176,273
Accounts receivable – related parties	248,349	(190,349)
Inventories	(2,736,241)	(1,981,515)
Prepayments and other receivables	(2,677,904)	194,160
Prepayments for operation services to related parties	(60,000)	(60,000)
Security deposits	(84,605)	(422,240)
Accounts payable	91,509	2,489,025
Accrued expenses and other payables	460,364	334,726
Operating lease liabilities	(4,771,518)	(1,933,760)
Taxes payable	(1,525,371)	570,769
Net cash (used in) provided by operating activities	(10,059,466)	4,308,920

Cash flows from investing activities
Purchases of properties and equipment	(1,634,174)	(1,253,555)
Purchase of software and hardware from a related party	(1,392,580)	(1,279,000)
Cash held at disposal entities	(54,774)	—
Repayment from a related party	660,256	111,500
Advance to a related party	(480,000)	(291,756)
Prepayments for property	—	(450,000)
Payments of property rights	—	(38,032)
Net cash used in investing activities	(2,901,272)	(3,200,843)

Cash flows from financing activities
Borrowing from loan payables	7,367,795	1,095,000
Repayments of loan payables	(3,661,559)	(639,367)
Repayments on other payables - related parties	(92,229)	(290,252)
Payments of related party loan	—	(150,000)
Capital Contributions from Stockholders	—	136,370
Payments of IPO cost	(282,403)	(201,379)
Net proceeds from issuance of common stock - IPO	9,154,500	—
Net cash provided by (used in) financing activities	12,486,104	(49,628)
Net changes in cash including cash classified within current assets held for sale	(474,634)	1,058,449
Effect of exchange rate changes on cash	(27,230)	(13,829)
Less: net decrease in cash classified within current assets held for sale	(61,548)	—
Cash at beginning of the year	1,403,514	358,894
Cash at the end of the year	$840,102	$1,403,514

Supplemental disclosure of cash flow information
Cash paid for interest expense	$405,615	$152,050
Cash paid for income taxes	$1,957,867	$435,881

Supplemental disclosure of non-cash investing and financing activities
Settlement of accounts payable by related parties	$—	$50,000
Settlement of accounts payable by capital contribution	$—	$2,263,630
Purchase of vehicle funded by loan	$224,638	$34,974
Purchase of office funded by loan	$1,800,000	$—
Purchase software and office by using previous prepayments	$1,729,000	$—
Purchase property rights by using previous prepayments	$54,572	—
Properties used for rental services	$193,964	—
Unpaid deferred IPO cost	$—	$225,000
Deferred IPO cost recognized as additional paid-in capital	$502,198	$—
Uncollected proceeds from disposal of subsidiaries	$635,193	$—
Termination of operating lease right-of-use assets and operating lease liabilities	$(2,473,686)	$(2,814,235)
Right-of-use assets obtained in exchange for operating lease liabilities	$2,490,547	$10,771,688

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

Notes to Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). During the year ended March 31, 2025, the Company closed four stores in the U.S. As of July 15, 2025, the Company has opened a total of 20 retail stores, including 19 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

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

On June 7, 2024, the Company issued 450,000 shares of common stock, at a price of $20.00 per share in its initial public offering (“IPO”). The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 67,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 67,500 shares of common stock to the underwriters of its IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from its initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. The Company also issued to The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters warrants to purchase 25,875 shares.

On June 4, 2025, the Company issued 5,719,111 shares of common stock, at a price of $1.2140 per share in its second public offering. The gross proceeds of the offering were $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company. Each share of common stock was sold together with two warrants, with each warrant to purchase one share of common stock. Each warrant is exercisable immediately with an exercise price equal to 120% of the offering price ($1.4565 per share) and expires on the fifth anniversary of the issuance date, subject to certain adjustments.

On July 3, 2025, the Company implemented a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. As a result, all share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented. The reverse stock split reduced the number of shares of common stock issued and outstanding from 24,587,500 to 4,917,500 as of March 31, 2025. The par value per share remained unchanged at $0.01.

The reverse stock split was accounted for retrospectively in the accompanying consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split.

The consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of March 31, 2025.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding company	Parent Company

FLY EV, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

FLY E-BIKE, INC.	● A Delaware Company ● Incorporated on August 22, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

UNIVERSE KING CORP	● A New York corporation ● Incorporated on November 19, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

UFOTS CORP.	● A New York corporation ● Incorporated on May 2, 2019 ● A retail store	100% owned by Fly E-Bike, Inc.

TKPGO CORP.	● A New York corporation ● Incorporated on July 3, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYFLS INC	● A New York corporation ● Incorporated on October 13, 2020 ● A retail store and corporate office	100% owned by Fly E-Bike, Inc.

FLY37 INC	● A New York corporation ● Incorporated on October 14, 2020 ● No operation	100% owned by Fly E-Bike, Inc.

FIYET INC	● A New York corporation ● Incorporated on November 12, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYAM INC	● A New York corporation ● Incorporated on February 19, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

OFLYO INC	● A New York corporation ● Incorporated on March 29, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE INC	● A New York corporation ● Incorporated on March 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCLB INC	● A New York corporation ● Incorporated on April 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE NJ INC	● A New Jersey corporation ● Incorporated on June 8, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

FLYEBIKEMIAMI INC	● A Florida corporation ● Incorporated on June 30, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

GOFLY INC	● A Texas corporation ● Incorporated on July 23, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

FLYTRON INC.	● A New York corporation ● Incorporated on November 9, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCYCLE INC.	● A New York corporation ● Incorporated on January 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ2 INC.	● A New Jersey corporation ● Incorporated on February 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCORONA INC.	● A New York corporation ● Incorporated on March 9, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

MEEBIKE	● A New York corporation ● Incorporated on March 25, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E BIKE NJ3, INC	● A New Jersey corporation ● Incorporated on July 18, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E-BIKE SAN ANTONIO INC	● A Texas corporation ● Incorporated on January 1, 2023 ● No operation	100% owned by Fly E-Bike, Inc.

FLYEBIKE WORLD INC.	● A New York corporation ● Incorporated on February 27, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY DELIVERY INC.	● A New York corporation ● Incorporated on March 2, 2023 ● A delivery store	100% owned by Fly E-Bike, Inc.

FLYEBIKE MIAMI2 INC.	● A Florida corporation ● Incorporated on April 13, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYDC INC.	● A Washington, DC corporation ● Incorporated on May 31, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYJH8509 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBX2381 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ4 INC.	● A New York corporation ● Incorporated on October 4, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTORONTO Corp.	● A Toronto corporation ● Incorporated on October 18, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYLA INC.	● A California corporation ● Incorporated on December 1, 2023 ● A retail and rental store	100% owned by Fly E-Bike, Inc.

FWMOTOR INC.	● A New York corporation ● Incorporated on April 3, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

DCMOTOR INC.	● A Maryland corporation ● Incorporated on April 9, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

AOFL LLC	● A New York corporation ● Incorporated on June 25, 2024 ● A holding company	100% owned by Fly E-Bike, Inc.

GOBIKE INC	● A New York corporation ● Incorporated on July 16, 2024 ● A rental store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BOSTON INC.	● A Massachusetts corporation ● Incorporated on September 1, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ1 INC	● A Massachusetts corporation ● Incorporated on January 29, 2025 ● A retail store	100% owned by Fly E-Bike, Inc.

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

On June 7, 2024, the Company closed the IPO of 450,000 shares of the common stock at the price of $20.00 per share, resulting in net proceeds to the Company of $7.9 million after deducting underwriting discounts and commissions and offering expenses. On June 25, 2024, the Company sold an additional 67,500 shares of common stock to the underwriters of the IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option and received net proceeds of approximately $1.2 million.

As of March 31, 2025, the Company had working capital of approximately $1.3 million and cash of approximately $0.8 million. During the year ended March 31, 2025, the Company had net loss of approximately $5.3 million. During the year ended March 31, 2025, net cash used in operating activities of the Company was approximately $10.1 million. As of March 31, 2025, the Company had a current portion of contractual obligation of approximately $8.9 million. On June 4, 2025, the Company closed a public offering of (i) 5,719,111 shares of the common stock at the price of $1.2140 per share and (ii) 11,438,222 warrants to purchase 11,438,222 shares of common stock, resulting in net proceeds to the Company of $6.1 million after deducting placement agent’s fees and offering expenses. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

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

(c) Segment Information

The Company’s chief operating decision-makers (“CODM”) (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. The Company and its subsidiaries offer E-bikes, E-motorcycles, E-scooters and other items and services in its stores. The Company’s retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the U.S., geographical segments are not presented. The Company’s operating segments are reported in one reportable segment. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment. The Company has concluded that consolidated net (loss) income is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net (loss) income as reported in the consolidated statements of operations and other comprehensive (loss) income. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

(d) Use of Estimates

In the application of the Company’s accounting policies, management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Significant accounting estimates include allowance for inventories. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of March 31, 2025 and March 31, 2024, nil and nil deposited with banks was uninsured, respectively.

(g) Accounts Receivable

Accounts receivable includes trade account due from customers. Accounts receivable is recorded at the invoiced amount less an allowance for any credit loss and does not bear interest, which is due after 30 to 90 days, depending on the credit term with the customers. Accounts receivable which is deemed to be uncollectible is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

As of March 31, 2025, the Company accrued credit losses of $116,746, consisting of $41,100 related to accounts receivable from a related party customer and $75,646 related to accounts receivable from a third party customer. As of March 31, 2024, no credit losses were recognized.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the years ended March 31, 2025 and 2024, the impairment loss was $870,589 and $456,209, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2025 and 2024, no allowance against prepayments and other receivables was recorded.

(j) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

The estimated useful lives are as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3 – 10 years (shorter of lease term or useful lives)
Motor vehicles	5 years
Buildings	30 years
Properties used for lease	2 years
Computer hardware and software	10 years

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

Construction in progress

Direct costs that are related to the construction of property, equipment and software and incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property, equipment and software items and the depreciation of these assets commences when the assets are ready for their intended use. In December 2023, the Company engaged DF Technology US Inc (“DFT”), a former related party which ceased to be the related party on November 6, 2024, for certain technology services, such as enterprise resource planning system (“ERP system”). During the fiscal year of 2025, the Company reclassified $2,310,000 from construction in process to computer hardware and software and started for depreciation. As of March 31, 2025 and 2024, construction in progress was nil and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT.

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

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property and equipment, intangible assets subject to depreciation and amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and 2024, no impairment of long-lived assets was recognized.

(m) Deferred IPO Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred IPO costs consist of underwriting, legal, accounting and other professional expenses incurred through the balance sheet date that are directly related to the initial public offering of the Company and that will be charged to additional paid in capital upon the completion of the offering. Total deferred offering cost of $502,198 as of March 31, 2024 was charged to additional paid-in capital upon IPO.

(n) Fair Value Measurements

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. The following summarizes the three levels of input required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

Level-1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level-2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level-3	—	Unobservable inputs which are supported by little or no market activity.

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, contract liabilities, accrued expenses and other payables, and tax payables have been determined to approximately carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and 2024.

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $20,131 and $27,714 of warranty reserves under accrued expenses and other payables as of March 31, 2025 and 2024, respectively. The Company has no contract assets and contract liabilities balances as of March 31, 2025 and 2024, respectively.

Rental Revenue

The Company operates rental business primarily from the Go Fly rental mobile app and selected Fly E-Bike stores that provide users with a flexible and affordable e-bike rental option.

The Company offers rental services through its subsidiaries, GOBIKE INC, FLYLA INC, and FLYTORONTO CORP. All the products available for rent are owned by the Company. The Company leases products to customers, and as a result, the Company considers itself to be the accounting lessor, as applicable, in these arrangements in accordance with ASC 842. Rental business operating costs include refunded products repair fee and other operating costs, as applicable.

Due to the short-term nature of the rental business, the Company classifies these rentals operating leases. Revenue generated from the rental services is recognized over the rental period, which is typically one day, one week or more.

Disaggregated information of revenues by business lines are as follows:

	For the years Ended March 31,
	2025	2024
Product revenues - retail (ASC 606)	$21,725,817	$26,389,720
Product revenues - wholesale (ASC 606)	3,529,479	5,815,946
Revenues - rental services (ASC 842)	171,867	—
Net revenues	$25,427,163	$32,205,666

(p) Selling Expenses

Selling expenses mainly consist of advertising costs, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $273,816 and $64,423 for the years ended March 31, 2025 and 2024, respectively.

(q) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the years ended March 31, 2025 and 2024, development costs amounted to $549,368 and $292,724, respectively, which were recorded under general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2024 are subject to examination by any appropriate tax authorities. For the years ended March 31, 2025 and 2024, the Company accrued $30,301 and $60,487 income tax related penalty included in current income taxes expenses, respectively.

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

(t) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the years ended March 31, 2025 and 2024.

For the year ended March 31, 2025, the Company’s top two suppliers represented 42% and 32% of total purchases of the Company, respectively. For the year ended March 31, 2024, the Company’s top three suppliers represented 36%, 21%, and 13% of total purchases of the Company, respectively. As of March 31, 2025, two suppliers accounted for 63% and 25% of accounts payable balance, respectively. As of March 31, 2024, three suppliers accounted for 31%, 26%, and 23% of accounts payable balance, respectively.

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

For the year ended March 31, 2025, the Company had potential shares of common stock issuable upon the exercise of the Representative’s Warrants (as defined below). As the Company incurred losses for the year ended March 31, 2025, inclusion of these potential shares of common stock would have reduced the net loss per share. Therefore, these potential shares were excluded from the calculation of diluted net loss per share.  For the year ended March 31, 2024, there were no dilutive shares.

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

(x) Representative’s Warrants

Upon the closing of the IPO in June 2024, the Company issued to Benchmark underwriters warrants (the “Representative’s Warrants”) to purchase 25,875 shares of common stock which warrants are also exercisable on a cashless basis. The Company accounts for these warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company accounts for its warrants as equity that meet all of the criteria (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance and subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

(y) Held for Sale

The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. For each period the disposal group remains classified as held for sale, its recoverability is reassessed, and any necessary adjustments are made to its carrying value.

The Company does not report the results of operations of a business as discontinued operations as the disposal is not a strategic shift that will have a major effect on its operations and financial results.

(z) Newly adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company adopted the ASU for the fiscal year ending March 31, 2025 and applied retrospectively to all prior periods presented. The adoption of this ASU had no material impact on reportable segments identified and had no effect on the Company’s financial position, results of operations, or cash flows.

(aa) Recent accounting pronouncements not yet adopted

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization.” The provisions of this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, using either a prospective or retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2025	March 31, 2024
Batteries	$2,084,890	$1,009,228
Electric Vehicles	3,070,224	2,634,643
Tires	482,364	687,927
Accessories	1,867,365	1,546,283
Inventories	7,504,843	5,878,081
Inventory reserves	(1,107,569)	(514,021)
Inventories, net	$6,397,274	$5,364,060

Movements of inventory reserves are as follows:

	March 31, 2025	March 31, 2024
Beginning balance	$514,021	$431,363
Addition	870,589	456,209
Write off	(277,041)	(373,551)
Ending Balance	$1,107,569	$514,021

As of March 31, 2025 and 2024, the inventory allowance balance was $1,107,569 and $514,021, respectively. For the years ended March 31, 2025 and 2024, the impairment loss was $870,589 and $456,209, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other current assets as of March 31, 2025 and 2024 consisted of the following:

	March 31, 2025	March 31, 2024
Prepaid rent	$157,683	$179,792
Prepayments to vendors (i)	2,353,105	143,018
Prepaid iCloud Server	—	1,747
Prepaid insurance	214,111	237,207
Prepayments to other service providers	269,693	26,896
Prepaid income tax	18,127	—
Other receivable from third parties (ii)	664,267	—
Total Prepayment and Other Receivables	$3,676,986	$588,660

(i)	As of March 31, 2025 and 2024, the prepayments to vendors were $2.4 million and $0.1 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of growth in future sales and rental services. The Company plans to purchase more E-vehicles and related accessories from oversea and U.S. vendors to support the expansion in retail and rental markets. These prepayments to vendors are expected to be settled by the end of October 2025.

(ii)

On December 17, 2024, the management team approved a plan to sell 100% of its equity interests in subsidiaries FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC to third-party individuals (the “Buyers”). On January 1, 2025, the Company entered into share transfer agreements with the Buyers for total cash consideration of $635,193. The full consideration should be settled in cash at closing date, which was January 1, 2025. As of March 31, 2025, the Company did not any receive consideration   (See Note - 14 — DISPOSAL OF SUBSIDIARIES). As of March 31, 2025, the Company had other receivables of $29,074 from a third-party individual.

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2025 and 2024 consisted of the following:

	March 31, 2025	March 31, 2024
Furniture & Fixtures	$400,080	$400,558
Machinery & Equipment	230,015	212,317
Automobile	669,902	306,607
Leasehold improvements	683,595	976,870
Building (ii)	3,663,215	—
Computer hardware and software (i)	2,310,000	—
Construction in progress-Software	—	275,000
Properties for rental business (iii)	193,963	—
Property and Equipment	8,150,770	2,171,352
Less: Accumulated depreciation	(863,557)	(416,330)
Property and Equipment, net	$7,287,213	$1,755,022

For the years ended March 31, 2025 and 2024, the depreciation expenses were $631,280 and $272,708, respectively.

(i)	In December 2023, the Company engaged DFT, a former related party, for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000. The ERP system is fully completed and delivered on May 20, 2025. As of March 31, 2025 and 2024, the accumulative payments to DFT for development of the ERP system were $2,446,580 and $1,554,000, respectively. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of March 31, 2025 and 2024, construction in progress was nil and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT. As of March 31, 2025 and 2024, the Company had a prepayment of $136,580 and $1,279,000, respectively, to DFT (see Note 13 – Long-term prepayment for software development – related parties, net).

(ii)	On August 12, 2024, the Company entered into a purchase agreement with He’s Realty Holdings LLC (the “Seller”), a third party, to purchase an office property. The final purchase price of the property was $3,594,000 and closing cost was $69,215. The Company paid $628,211 in cash to the Seller, withdrew $1,235,004 from its line of credit with Peapack-Gladstone Bank, and financed the remaining $1,800,000. On August 13, 2024, the Company’s subsidiary, AOFL LLC, obtained a one-year short-term loan of $1,800,000 from He’s Realty Holdings LLC with an annual interest rate of 6.5%. The principal amount shall be paid to He’s Realty Holdings LLC in one or more installments on or before August 11, 2025, and during the one-year borrowing period, AOFL LLC needs to pay interest of $9,750 to He’s Realty Holdings LLC on a monthly basis. The collateral provided was the office purchased by AOFL LLC. The loan was paid off in full on November 29, 2024.

(iii)	In October 2024, the Company started to offer rental services through its subsidiaries, GOBIKE INC, in New York, FLYLA INC, in Log Angeles, and FLYTORONTO CORP, in Toronto. The rental term is from one hour to one month. In New York, the Company offers a single model of E-Bike for rent, FLY 11 PRO GOFLY as of the date of this report. In Log Angeles, the Company offers 31 types of E-Bikes and E-scooters for rent, including FLY AIR2, FLY TANK, and FLY 11 PRO. In Toronto, the Company offers three types of E-Bikes for rent, FLY 7, FLY 11, and FLY 11 PRO.

6 — INTANGIBLE ASSETS, NET

Intangible assets as of March 31, 2025 and 2024 consisted of the following:

	March 31, 2025	March 31, 2024
Property rights	$92,604	$38,032
GO FLY App	500,000	—
Total Intangible assets	592,604	38,032
Less: Accumulated Amortization	(66,739)	(1,648)
Intangible assets, net	$525,865	$36,384

For the years ended March 31, 2025 and 2024, the amortization expenses were $65,091 and $1,648, respectively.

In July 2024, the Company engaged DFT, a former related party, to develop a new APP, GO FLY APP, for the rental business. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered on September 5, 2024.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	March 31, 2025	March 31, 2024
Accrued payroll	$62,068	$121,120
Advances from customers	28,144	25,099
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	20,131	27,714
Payroll tax and sales tax payable	113,601	245,226
Accrued store expenses	58,044	21,975
Accrued IPO offering cost	—	225,000
Accrued freight in cost	35,980	107,255
Accrued UL penalty(i)	1,000,000	—
Accrued professional fee	—	103,000
Accrued Expenses and Other Current Liabilities	$1,366,968	$925,389

(i)	See Note 12 — Commitments and contingencies

8 — LOAN PAYABLE

A summary of the Company’s loans is listed as follows:

Lender	Due Date	March 31, 2025	March 31, 2024
Chase Bank(i)	October 25, 2027	—	176,366
Chase Bank(ii)	January 12, 2028	301	56,580
Chase Bank(vii)	September 28, 2028	—	221,197
Leaf Capital Funding, LLC(iii)	September 30, 2027	34,620	46,856
Sinoelite Corp(iv)	April 3, 2024	—	100,000
Automobile Loan – Honda(v)	June 25, 2027	20,353	28,833
Bank of Hope(vi)	September 15, 2024	—	391,227
Bank of Hope(vi)	September 22, 2024	—	400,000
Bank of Hope(vi)	December 12, 2024	—	205,000
Milea Truck Sales of Queens Inc. (viii)	August 22, 2027	106,093	—
Milea Truck Sales of Queens Inc. (viii)	July 26, 2027	76,779	—
Peapack-Gladstone Bank(ix)	August 31, 2025	4,936,058	—
Veiocity Commercial Capital, LLC (x)	December 1, 2054	1,927,729	—
AOWINV LLC (xi)	December 1, 2054	255,000	—
Total loan payables		7,356,933	1,626,059
Short-term loan payables		(5,191,058)	—
Current portion of long-term loan payables		(100,835)	(1,213,242)
Long-term loan payables		$2,065,040	$412,817

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

(ii)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid $52,069 and as of March 31, 2025, the outstanding balance is $301.

(iii)

On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. As of March 31, 2025, the outstanding balance is $34,620. From April 1 to July 15, 2025, the Company paid $3,785 on principal and interest of the loan.

(iv)	On January 3, 2023, Fly E-Bike, Inc. obtained a one-year and three-month long-term loan of $100,000 from Sinoelite Corp with no interest. On April 25, 2024, the Company paid off this loan in full.

(v)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. As of March 31, 2025, the outstanding balance is $20,353. From April 1 to July 15, 2025, the Company paid $2,368 on principal and interest of the loan.

(vi)	On September 20, 2023, Fly-E Group, Inc obtained a line of credit of $1,000,000 from Bank of Hope with a floating annual interest rate, currently at 8.5%. On the same date, the Company withdrew $391,226 from Bank of Hope to pay off the loan balance with Flushing Bank as of September 15, 2023. On September 22, 2023 and December 12, 2023, the Company withdrew $400,000 and $205,000, respectively, from Bank of Hope to support its business operations. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group pledged to Bank of Hope the following items: inventory, chattel paper, accounts, equipment, and general intangibles of first 29 incorporated subsidiaries of the Company. On August 9, 2024, the Company paid off this loan in full.

(vii)	On October 2, 2023, the Company’s subsidiary, Fly14 Corp. obtained a five-year long-term loan of $240,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 10.40%. To secure payment and performance of the liabilities, Fly14 Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its rights, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. On August 9, 2024, the Company paid off this loan in full.

(viii)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of March 31, 2025, the outstanding balance is $106,093. From April 1 to July 15, 2025, the Company paid $12,385 on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of March 31, 2025, the outstanding balance is $76,779. From April 1 to July 15, 2025, the Company paid $8,943 on principal and interest of the loan.

(ix)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. On August 5, 2024, the Company withdrew from this line of credit to pay off the outstanding principal and interest of loans from Bank of Hope in total of $996,476 and the loan from JPMorgan Chase Bank, N.A obtained by Fly14 Corp in total of $208,601. On August 6, 2024, the Company withdrew in total $214,905 from this line of credit to pay off the outstanding principal and interest of loans from JPMorgan Chase Bank, N.A. From August 7, 2024 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. From January 1 to February 19, 2025, the Company paid $102,492 on interest of the line of credit.

(x)	On November 27, 2024, the Company’s subsidiary, AOFL LLC (the “borrower”) obtained four thirty-year long-term loans of $525,000, $560,000, $595,000, and $420,000, respectively, from Veiocity Commercial Capital, LLC (the “lender”) with an annual interest rate of 11.24%. The lender charged a total of $170,933 loan settlement fees for closing the loan which included attorney fee, escrow fee, origination fee, and so on. The Company amortized the $170,933 over the loan term. To secure payment and performance of the liabilities, AOFL LLC pledged to Veiocity Commercial Capital, LLC a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from lender to the borrower and any cash, securities, instruments or other property of the borrower in the possession of lender. From April 1 to July 15, 2025, the Company paid $61,142 on principal and interest of the loan.

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

(xi)	On February 10, 2023, Fly E-Bike, Inc. obtained a five-month short-term loan of $255,000 from AOWINV LLC with no interest. On June 10, 2025, the Company paid off this loan in full.

For the years ended March 31, 2025 and 2024, the total interest expenses on the Company’s outstanding loans amounted to $405,615 and $152,050, respectively. The weighted average interest rate on short-term borrowings outstanding as of March 31, 2025 and 2024 was 13.1% and nil, respectively.

9 — STOCKHOLDER’S EQUITY

Prior to the effectiveness of the 2024 Stock Split and 2025 Reverse Stock Split discussed below, the Company was authorized to issue 400 shares of common stock having a par value of $0.01 per share and 40 shares of preferred stock having a par value of $0.01 per share. There were 200 shares of common stock were issued and outstanding prior to the effectiveness of the stock splits.

2024 Stock Split

On March 27, 2024, the Company’s board of directors approved a 1-for-110,000 stock split of the Company’s capital stock. The stock split became effective on April 2, 2024. The par value of the Company’s common stock remained unchanged at $0.01 per share, and the number of authorized shares of the Company’s capital stock was increased from 440 to 48,400,000, with the number of authorized shares of common stock and preferred stock being increased from 400 to 44,000,000 and from 40 to 4,400,000, respectively. On June 7, 2024, the Company amended and restated the certificate of incorporation to authorize the Company to issue up to 110,000,000 shares. The par value of the Company’s common stock remained unchanged at $0.01 per share, and the number of authorized shares of the Company’s capital stock increased to 110,000,000, with the number of authorized shares of common stock and preferred stock being increased 100,000,000 and 10,000,000, respectively. On March 10, 2025, the Company amended and restated the certificate of incorporation to authorize the Company to increase the authorized shares of common stock of the Company from 100,000,000 shares to 300,000,000 shares. The par value of the Company’s common stock remained unchanged at $0.01 per share.

On June 7, 2024, the Company completed its initial public offering and issued 450,000 shares of common stock, at a price of $20.00 per share. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 67,500 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 67,500 shares of common stock to the underwriters for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from the initial public offering, including the exercise of over-allotment option, were approximately $9.2 million.

2025 Reverse Stock Split

On July 3, 2025, the Company implemented a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The reverse stock split reduced the number of shares of common stock issued and outstanding from 24,587,500 to 4,917,500 as of March 31, 2025. The par value per share remained unchanged at $0.01.

The reverse stock split was accounted for retrospectively in the accompanying consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split.

Upon the closing of IPO offering in June 2024, the Company issued to Benchmark the representative of the underwriters warrants to purchase 25,875 shares of common stock. The Representative’s Warrants have an exercise price equal to $20.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40, the Representative’s Warrants are classified as equity.  None of the Representative’s Warrants were exercised as of March 31, 2025.

The fair value of the warrant, using the Black-Scholes Model on the date of issuance was $274,472. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 7, 2024
Stock price	$20.00
Risk-free interest rate	4.46%
Volatility	56.52%
Exercise price	$20.00
Dividend yield	$—

The stock price and exercise prices stated herein have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025.

The following table summarizes the Company’s activities and status of the Representative’s Warrants:

	Number of Warrant	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of March 31, 2024	—	—	—
Issued	25,875	$20.00	4.2
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding as of March 31, 2025	25,875	$20.00	4.2

The number of shares and warrants, as well as the exercise prices stated herein, have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025.

As of March 31, 2025 and 2024, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders.

During the year ended March 31, 2024, Mr. Ou paid certain vendors of the Company to settle certain accounts payable balance on behalf the Company. On June 30, 2023, the Company transferred $2.26 million, a portion of the accounts payable balance, along with a cash contribution of $0.14 million from Mr. Zhou Ou as capital contribution (see Note 13). On June 30, 2023, a total of $2.4 million were transferred and recorded as capital contribution (see Note 13).

10 — INCOME TAX

(a) Income Tax Expense

The company conduct business both domestically and internationally and, as a result, the parent company and most of its subsidiaries file a consolidated income tax return in U.S. federal, U.S. states and U.S. Cities, and one of the subsidiaries files a foreign income tax return in certain foreign jurisdictions.

The Company will file a consolidated annual U.S. federal tax return for tax year ending March 31, 2025, as well as combined tax returns for New Jersey, New York State, Florida, Texas, California, District of Columbia, Massachusetts, Maryland, and New York City. Most subsidiaries of the Company were incorporated in the State of New York and are subject to the U.S. federal corporate income taxes with a tax rate of 21.0%. The State of New York levies a corporate income tax rate of 8.45% on state-level earnings. In addition, a sum of fixed dollar minimum taxes is imposed on the taxable group members, in accordance with their gross receipts within the State of New York. The City of New York levies a 6.50% city corporate income tax, along with a sum of fixed dollar minimum taxes, applied to taxable group members based on their gross receipts within the city. Five of the Company’s subsidiaries are located in New Jersey, which imposes a state income tax rate of 9.0%. Two of the Company’s subsidiaries is located in Florida, which imposes a state income tax rate of 5.5%. Two subsidiaries of the Company are located in Texas, which imposes a state income tax rate of 0.75% on the appointed state revenue. One of the Company’s subsidiaries is located in California, which imposes a state income tax rate of 8.84%. One of the Company’s subsidiaries is located in District of Columbia, which imposes a state income tax rate of 8.25%. One of the Company’s subsidiaries is located in Massachusetts, which imposes a state income tax rate of 8.25%. One of the Company’s subsidiaries is located in Maryland, which imposes a state income tax rate of 8.00%.

The Company’s wholly owned foreign subsidiary in Canada will file a Canadian federal tax return for tax year ending March 31, 2025, as well as Ontario state tax return. It is subject to the Canadian federal corporate income taxes with a tax rate of 15.0% and Ontario state corporate income taxes with a tax rate of 11.5%.

Income tax on unappropriated earnings is accrued during the period the earnings arise and adjusted to the extent that distributions are approved by the stockholders in the following year.

Income tax expense for the years ended March 31, 2025 and 2024 amounted to $0.34 million and $1.18 million, respectively. Significant components of the provision for income taxes are as follows:

	For the years ended March 31,
	2025	2024
Current
Federal	$94,113	$474,445
State	183,598	297,885
City	123,284	234,510
Deferred
Federal	(4,000)	158,300
State	1,000	36,300
City	(2,000)	21,500
Foreign	(59,829)	(40,007)
Total	$336,166	$1,182,933

The provision for income taxes is based on the following pretax income (loss):

	For the years ended March 31,
	2025	2024
U.S.	$(4,690,634)	$3,275,797
Canada	(264,359)	(197,642)
Total	$(4,954,993)	$3,078,155

For the years ended March 31, 2025, the total pre-tax loss was $4.9 million, which included $4.7 million pre-tax loss in the U.S. and $0.2 million pre-tax loss in Canada. For the year ended March 31, 2024, the total pre-tax income was $3.1 million, which included $3.3 million pre-tax income in U.S. and $0.2 million pre-tax loss in Canada.

The following table reconciles to the Company’s effective tax rate:

	For the years ended March 31,
	2025	2024
Pre-tax book (loss) income	$(4,954,993)	$3,078,155
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	4.6%	7.9%
City income tax rate, net of federal income tax benefit	5.5%	5.0%
Foreign statutory rate	0.4%	—
Permanent differences	(1.2)%	5.2%
Valuation allowance of deferred tax assets	(34.6)%	—
Return to project adjustment	(2.5)%	(0.8)%
Total	(6.8)%	38.3%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the years ended March 31, 2025 and 2024, the Company accrued $30,301 and $60,487 income tax related penalty included in current income taxes expenses, respectively.

United States

Income tax expense for the year ended March 31, 2025 and 2024 amounted to $0.40 million and $1.22 million, respectively.

Significant components of the provision for income taxes are as follows:

	For the Years Ended March 31,
	2025	2024
Current
Federal	$94,113	$474,445
State	183,598	297,885
City	123,284	234,510
Deferred
Federal	(4,000)	158,300
State	1,000	36,300
City	(2,000)	21,500
Total	$395,995	$1,222,940

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax benefit for the year ended March 31, 2025 and 2024 amounted to $59,829 and 40,007, respectively. Significant components of the provision for income taxes are as follows:

	For the Years Ended March 31,
	2025	2024
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(33,866)	(22,845)
State	(25,963)	(17,515)
City	—	353
Total	$(59,829)	$(40,007)

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of March 31, 2025 and 2024 amounted to $94,983 and $35,199, respectively. Significant components of DTAs (DTLs), net are as follows:

	As of March 31, 2025	As of March 31, 2024
Net operating loss carry forwards	$1,506,378	$40,332
Inventory reserve	410,000	186,000
Operating right-of-use liability	4,837,000	5,810,000
Amortization difference	10,000	—
Total deferred tax assets (DTAs)	6,763,378	6,036,332
Valuation allowance	(1,714,000)	—
Deferred tax assets, net of valuation allowance	$5,049,378	$6,036,332

Accumulated depreciation	(460,395)	(482,133)
Operating lease right-of-use assets	(4,494,000)	(5,519,000)
Total deferred tax liabilities (DTLs)	(4,954,395)	(6,001,133)
Deferred tax assets, net	$94,983	$35,199

Deferred tax assets (liabilities) – U.S., net	$—	$(5,000)
Deferred tax assets – Canada, net	$94,983	40,199

As of March 31, 2025 and 2024, the Company had approximately $5.0 million and $6.0 million, respectively, in the DTAs, which respectively included approximately $1.5 million and $40,332 related to net operating loss carryforwards that can be used to offset taxable income in future periods, $4.8 million and $5.8 million related to lease liability, and $0.4 million and $0.2 million related to inventory allowance.

As of March 31, 2025 and 2024, the Company had approximately $5.0 million and $6.0 million, respectively, which included $0.5 million and $0.5 million, respectively, in the DTLs that related to accumulated depreciation and $4.5 million and $5.5 million related to ROU assets.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of March 31, 2025 and 2024, the Company recorded approximately $94,983 and $40,199, respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized.   As of March 31, 2025, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

As a result of the Tax Cuts and Jobs Act (TCJA), US NOLs arising after December 31, 2017, may be carried forward indefinitely and can offset only up to 80% of taxable income in any future year. Based upon the Company’s recent taxable loss history, the Company performed an analysis and determined that it was necessary to establish a valuation allowance of $1,714,000 with respect to its net deferred income tax assets as of and for the fiscal year ended March 31, 2025.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores, and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	March 31, 2025	March 31, 2024
Operating ROU:
ROU assets	$10,933,068	$16,000,742
Total operating ROU assets	$10,933,068	$16,000,742

	March 31, 2025	March 31, 2024
Operating lease obligations:
Current operating lease liabilities	$2,617,762	$2,852,744
Non-current operating lease liabilities	9,106,928	13,986,879
Total lease liabilities	$11,724,690	$16,839,623

The Company had 36 and 38 leases as of March 31, 2025 and 2024, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2025 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	7.2%
Weighted average remaining lease term (years)	4.67 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2024 were as follows:

Remaining lease term and discount rate:

Weighted average discount rate	6.4%
Weighted average remaining lease term (years)	5.51 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the year ended March 31, 2025, lease expenses were $4.3 million, including $1.4 million in cost of goods-occupancy cost, $2.9 million in rent expense included in selling expense, and $62,527 in rent expense in general and administrative expense. During the year ended March 31, 2024, lease expenses were $3.3 million, including $0.7 million in cost of goods-occupancy cost, $2.4 million in rent expense in selling expense, and $0.2 million in rent expense in general and administrative expense.

For the year ended March 31, 2025, the Company terminated 12 leases.

As of March 31, 2025, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

As of March 31	Operating Lease Liabilities
2025	$3,355,040
2026	3,293,360
2027	2,914,613
2028	2,421,343
2029	700,849
Thereafter	1,126,233
Total lease payments	13,811,438
Less: interest	(2,086,748)
Present value of lease liabilities	$11,724,690

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

UL Litigation

On or about March 12, 2025, UL LLC (“UL”) filed a complaint against the Company, along with the Company’s certain subsidiaries and certain individuals, in the Eastern District of New York (the “Complaint”). The Complaint alleges that the Company improperly used UL’s trademark by claiming certain products were certified by UL. On May 21, 2025, the Company and UL LLC (“UL”) entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025 (Refer to Note 7 — Accrued Expenses and other payables). From May 28 to July 15, 2025, the Company paid $350,000 to UL.

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

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable, net — related parties

Name of Related Party	Relationship	Nature	March 31, 2025	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$78,565	$326,914
Accounts receivable – related parties			78,565	326,914
Less: Allowance for credit loss			41,100	—
Accounts receivable, net - related parties			$37,465	$326,914

During the year ended March 31, 2025, the Company received $290,359 from Fly E Bike SRL. The Company accrued $41,100 credit losses during the year ended March 31, 2025.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	March 31, 2025	March 31, 2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$—	$180,256
PJMG LLC	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Prepayments	120,000	60,000
Prepayments and other receivables – related parties			$120,000	$240,256

During the year ended March 31, 2025, the Company advanced nil to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. This advance is unsecured, bears no interest and does not have a maturity date. On June 12, 2024, the Company received $180,256 from Fly E Bike SRL. On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management from June 2024 to May 2025. The service fee is $45,000 for the first month and from the second month the fees will be $15,000 per month. To secure these services, the Company prepaid a total of $120,000 to PJMG as of March 31, 2025. From August 9, 2024 to September 17, 2024, the Company advanced $480,000 to Mr. Ou, Chairman and CEO of the Company, for personal use. This advance is unsecured, bears no interest and does not have a maturity date. As of March 31, 2025, the advance was paid back in full.

Long-term prepayment for software development – related parties, net

Name of Related Party	Relationship	Nature	March 31, 2025	March 31, 2024
DF Technology US Inc	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Long-term prepayment for software development	$136,580	$1,279,000
Long-term prepayment for software development — related parties, net			$136,580	$1,279,000

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. As of March 31, 2025 and 2024, the Company paid $136,580 and $1,279,000 to DFT as prepayment for software development, respectively. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of March 31, 2025 and 2024, construction in progress was nil and $275,000, respectively (see Note 5 – Property and Equipment).

Other payables — related parties

Name of Related Party	Relationship	Nature	March 31, 2025(i)	March 31, 2024(i)
Zhou Ou	Chairman, CEO of the Company	Other payable	$—	$92,229
Other Payables-related parties			$—	$92,229

(i)	Represents the remaining balance of the advance provided by the related party to the Company’s subsidiaries for the purpose of supporting their business operations.

All of the above payables are unsecured, non-interest bearing, and due on demand. The Company paid a total of $92,229 and $290,252 to Mr. Zhou Ou during the years ended March 31, 2025 and 2024, respectively.

(B) Related party transactions

Revenues — related parties

			For the Years Ended March 31
Name of Related Party	Relationship	Nature	2025	2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$42,010	$326,914
Revenues — related parties			$42,010	$326,914

During the years ended March 31, 2025 and 2024, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of $42,010 and $326,914, respectively.

Purchase of Intangible Assets — related parties

Name of Related Party	Relationship	Nature	March 31, 2025	March 31, 2024
DF Technology US Inc	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Purchase of Software	$500,000	$—
Purchase of Intangible Assets — related parties			$500,000	$—

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

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were $225,000 and $100,000 for the years ended March 31, 2025 and 2024, respectively. In addition, during the year ended March 31, 2025 and 2024, the Company paid DGLG a total of $61,050 and $123,000 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $120,000 to PJMG as of March 31, 2025. During the year ended March 31, 2025, the Company paid PJMG a total of $372,047 for consulting services. $312,047 was expensed as consulting expenses during the year ended March 31, 2025.

14 — DISPOSAL OF SUBSIDIARIES

During the year ended March 31, 2025, the Company committed to the disposal of certain subsidiaries. The decision was driven by two primary factors: (1) to simplify the Company’s legal and operational structure, and (2) to create a more streamlined and transparent organizational structure, thereby reducing the complexity of consolidation across auditing, finance, and tax reporting. These subsidiaries were not part of a strategic exit from the New York region or the retail industry. Rather, the disposal was intended to enhance administrative efficiency and align the Company’s structure with its long-term operational goals.

In December, 2024, the Company decided to proceed with the disposal plan and sell 100% of its equity interests in subsidiaries FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC to third-party individuals (the “Buyers”). On January 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $635,193. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. There was $84,302 gain from this disposal. As of March 31, 2025, the Company did not receive any consideration from the third parties. In June, 2025, the Company received $103,000 from the Buyers.

On March 11, 2025, the management team approved to sell 100% of its equity interests in subsidiaries FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC to third-party individuals (the “Buyers”). On April 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $310,055. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. In June 2025, the Company received $30,000 from the Buyers.

The disposal of these subsidiaries   were not considered discontinued operations under ASC 205-20, as their disposal did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

As of March 31, 2025, the Company had classified the assets and liabilities of the subsidiaries that were sold on April, 1, 2025 as held for sale in accordance with ASC 360-10. The classification criteria were met when the management committed to a plan to sell.

Summarized Held for Sale Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the consolidated balance sheet, is as follows:

March 31, 2025
ASSETS
Cash	$61,548
Inventories, net	195,192
Prepayments and other receivables	22,096
Property and equipment, net	154,876
Security deposits	73,025
Operating lease right-of-use assets	1,955,765
Assets held for sale	$2,462,502

LIABILITIES
Accrued expenses and other payables	25,498
Operating lease liabilities – current	319,874
Operating lease liabilities – non-current	1,807,075
Liabilities held for sale	2,152,447

There was no gain or loss on the sale of subsidiaries:

Total consideration determined: $310,055

Net assets disposed excluded intercompany other payables: $310,055

Gain on disposal: $nil

15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after March 31, 2025, up through July 15, 2025, the date at which the consolidated financial statements were issued. Except for the events mentioned below, the Company did not identify any subsequent events with material financial impact on the Company’s consolidated financial statements.

On April 1, 2025, the Company sold three subsidiaries: FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC to third-party individuals (Refer to Note - 14 — Disposal of Subsidiaries).

On April 29, 2025, the Company obtained a short-term loan of $1,575,000 from Agile Capital Funding, LLC, which requires weekly repayments of $70,000. From April 29 to July 15, 2025, the Company paid $372,500 on principal and interest of the loan.

On May 1, 2025, the Company sold three subsidiaries: ARFY CORP., FLY GC INC., and ESEBIKE INC to third-party individuals. The consideration determined was $156,517. As of July 15, 2025, the Company did not receive any consideration from the third-party individuals.

On June 1, 2025, the Company sold two subsidiaries: UFOTS CORP and FLYCORONA INC to third-party individuals. The consideration determined was $60,207. As of July 15, 2025, the Company did not receive any consideration from the third-party individuals.

On June 4, 2025, the Company issued 5,719,111 shares of common stock, at a price of $1.2140 per share in its second public offering. The gross proceeds of the offering were $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company. Each share of common stock was sold together with two warrants, with each warrant to purchase one share of common stock. Each warrant is exercisable immediately with an exercise price equal to 120% of the offering price ($1.4565 per share) and expires on the fifth anniversary of the issuance date, subject to certain adjustments.

On June 10, 2025, the Company paid off the short-term loan of $255,000 from AOWINV LLC.

On June 23, 2025, a total of 19 subsidiaries of the Company obtained short-term loans from Strip Inc. with an aggregate principal amount of $379,900. The loan terms vary across subsidiaries, with repayment periods ranging from 42 weeks to 12 months. Repayment schedules differ by agreement and include both weekly and monthly installment options. The stated annual interest rates range from 12.0% to 22.8%.

On July 1, 2025, the Company sold three subsidiaries: OFLYO INC, FLYCYCLE INC, and FLYBX2381 INC to third-party individuals. The consideration determined was $106,647. As of July 15, 2025, the Company did not receive any consideration from the third-party individuals.

On July 3, 2025, the Company implemented a 1-for-5 reverse stock split of its common stock. The reverse stock split reduced the number of shares of common stock issued and outstanding from 53,183,053 to approximately 10,636,611 as of July 3, 2025. The par value per share remained unchanged at $0.01.

From June 24, 2025 to July 9, 2025, certain holders of the Company’s outstanding warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 7,419,477 shares of common stock. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split.