Form 10-Q
period 2025-06-30
Fly-E Group, Inc.
filed 2025-08-19
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025, there were 18,897,030 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), Section 21E of the Exchange Act, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	increased government regulation of our industry;

●	the risk of losing cash balances exceeding insurance limits held at banks;

●	our ability to grow the rental services;

●	our ability to continue as a going concern;

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	the changes or developments with respect to domestic and international customs, tariffs, and trade policies, corresponding or retaliatory actions by other countries and related uncertainties;

●	tariffs and currency exchange rates; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 45 of this Report and our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this Report may not occur.

You should read this Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Report by these cautionary statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	June 30, 2025	March 31, 2025
ASSETS
Current Assets
Cash	$2,334,288	$840,102
Accounts receivable, net	1,071,622	466,187
Accounts receivable, net – a related party	37,465	37,465
Inventories, net	5,943,790	6,397,274
Prepayments and other receivables	6,250,792	3,676,986
Prepayments and other receivables – related parties	222,288	120,000
Assets held for sale	897,293	2,462,502
Total Current Assets	16,757,538	14,000,516
Property and equipment, net	7,126,245	7,287,213
Security deposits	638,115	728,450
Deferred tax assets, net	153,087	94,983
Operating lease right-of-use assets	8,584,684	10,933,068
Intangible assets, net	498,550	525,865
Long-term prepayment for software development – a related party	—	136,580
Total Assets	$33,758,219	$33,706,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$419,128	$1,272,305
Short-term loan payables	6,317,712	5,191,058
Current portion of long-term loan payables	262,069	100,835
Accrued expenses and other payables	977,120	1,366,968
Operating lease liabilities – current	2,106,614	2,617,762
Liabilities held for sale	662,446	2,152,447
Total Current Liabilities	10,745,089	12,701,375
Long-term loan payables	2,092,257	2,065,040
Operating lease liabilities – non-current	7,217,325	9,106,928
Total Liabilities	20,054,671	23,873,343

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and nil outstanding as of June 30, 2025 and March 31, 2025*	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized and 10,636,611 shares outstanding as of June 30, 2025 and 300,000,000 shares authorized and 4,917,500 shares outstanding as of March 31, 2025*	106,366	49,175
Additional paid-in capital	16,740,043	10,940,724
Shares subscription receivable	(219,998)	(219,998)
Accumulated deficit	(2,904,158)	(895,510)
Accumulated other comprehensive loss	(18,705)	(41,059)
Total FLY-E Group, Inc. Stockholders’ Equity	13,703,548	9,833,332
Total Liabilities and Stockholders’ Equity	$33,758,219	$33,706,675

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split completed on July 3, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,
	2025	2024
Revenues	$5,328,198	$7,873,426
Cost of Revenues	3,066,823	4,773,792
Gross Profit	2,261,375	3,099,634

Operating Expenses
Selling Expenses	1,321,217	1,612,495
General and Administrative Expenses	2,444,933	1,532,638
Total Operating Expenses	3,766,150	3,145,133
Loss from Operations	(1,504,775)	(45,499)

Other Income (Expenses), net	(7,898)	6,518
Interest Expenses	(546,234)	(68,082)
Loss Before Income Taxes	(2,058,907)	(107,063)
Income Tax Benefit (Expense)	50,259	(72,445)
Net Loss	$(2,008,648)	$(179,508)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	22,354	(1,324)
Total Comprehensive Loss	$(1,986,294)	$(180,832)

Losses per Share*	$(0.30)	$(0.04)
Weighted Average Number of Common Stock
– Basic and Diluted*	6,696,779	4,527,250

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024 and the 1-for-5 reverse stock split completed on July 3, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	deficit	Loss	Equity
Balance at March 31, 2025	—	$—	4,917,500	$49,175	$10,940,724	$(219,998)	$(895,510)	$(41,059)	$9,833,332
Net loss	—	—	—	—	—	—	(2,008,648)	—	(2,008,648)
Issuance of common stock upon registered direct offering, net	—	—	5,719,111	57,191	5,799,319	—	—	—	5,856,510
Foreign currency translation adjustment	—	—	—	—	—	—	—	22,354	22,354
Balance at June 30, 2025	—	$—	10,636,611	$106,366	16,740,043	(219,998)	$(2,904,158)	$(18,705)	$13,703,548

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split completed on July 3, 2025.

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Earnings	Loss	Equity

Balance at March 31, 2024	—	$—	4,400,000	$44,000	$2,576,000	$(219,998)	$4,395,649	$(13,829)	$6,781,822
Net Loss	—	—	—	—	—	—	(179,508)	—	(179,508)
Issuance of common stock upon initial public offering, net	—	—	517,500	5,175	8,364,724	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,324)	(1,324)
Balance at June 30, 2024	—	$—	4,917,500	$49,175	$10,940,724	$(219,998)	$4,216,141	$(15,153)	$14,970,889

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024 and the 1-for-5 reverse stock split completed on July 3, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,008,648)	$(179,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	68,188	—
Depreciation expense	212,792	95,051
Amortization expense	27,315	951
Deferred income taxes benefits	(42,861)	(59,099)
Amortization of operating lease right-of-use assets	828,458	798,044
Inventories reserve	229,780	176,072
Changes in operating assets and liabilities:
Accounts receivable	(605,435)	(159,112)
Accounts receivable – a related party	—	279,172
Inventories	(63,902)	(901,095)
Prepayments and other receivables	(1,974,220)	(2,065,536)
Prepayments for operation services to a related party	45,000	(180,000)
Security deposits	2,148	(23,854)
Accounts payable	(853,177)	(774,347)
Accrued expenses and other payables	(345,649)	(503,291)
Operating lease liabilities	(803,823)	(626,205)
Taxes payable	—	(399,407)
Net cash used in operating activities	(5,284,034)	(4,522,164)

Cash flows from investing activities
Purchases of properties and equipment	(141,624)	(351,524)
Cash released from disposal of entities	(119,720)	—
Repayment from a related party	—	180,256
Advance to a related party	(147,288)	(162)
Prepayments for property	—	(775,000)
Payments of property rights	—	(119,700)
Net cash used in investing activities	(408,632)	(1,066,130)

Cash flows from financing activities
Proceeds from borrowings	1,917,100	247,500
Repayments of borrowings	(601,995)	(375,625)
Repayments on other payables - related parties	—	(90,000)
Payments of offering cost	(516,490)	(282,403)
Net proceeds from issuance of common stock	6,373,000	9,154,500
Net cash provided by financing activities	7,171,615	8,653,972
Net changes in cash including cash classified within current assets held for sale	1,478,949	3,065,678
Effect of exchange rate changes on cash	22,354	(1,324)
Less: net increase in cash classified within current assets held for sale	(7,117)	—
Cash at beginning of the period	840,102	1,403,514
Cash at the end of the period	$2,334,288	$4,467,868

Supplemental disclosure of cash flow information
Cash paid for interest expense	$546,234	$68,082
Cash paid for income taxes	$42,640	$481,929

Supplemental disclosure of non-cash investing and financing activities
Purchase software by using previous prepayments	$136,580	$—
Properties used for rental services	$49,811	$—
Deferred IPO cost recognized as additional paid-in capital	$—	$502,198
Uncollected proceeds from disposal of subsidiaries	$526,779	$—
Termination of operating lease right-of-use assets and operating lease liabilities	$3,089,912	$(2,962)
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$557,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). During the three months ended June 30, 2025, the Company closed one store in U.S. During the year ended March 31, 2025, the Company closed four stores in the U.S. As of August 19, 2025, the Company has opened a total of 16 retail stores, including 15 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

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

On July 3, 2025, the Company implemented a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. As a result, all share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented. The reverse stock split reduced the number of shares of common stock issued and outstanding from 53,183,053 to 10,636,611 as of June 30, 2025. The par value per share remained unchanged at $0.01.

The reverse stock split was accounted for retrospectively in the accompanying unaudited condensed consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split.

The unaudited condensed consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of June 30, 2025.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding company	Parent Company

FLY EV, INC.	● A Delaware corporation ● Incorporated on November 1, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

FLY E-BIKE, INC.	● A Delaware Company ● Incorporated on August 22, 2022 ● A holding Company	100% owned by Fly-E Group, Inc.

UNIVERSE KING CORP	● A New York corporation ● Incorporated on November 19, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

TKPGO CORP.	● A New York corporation ● Incorporated on July 3, 2018 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYFLS INC	● A New York corporation ● Incorporated on October 13, 2020 ● A retail store and corporate office	100% owned by Fly E-Bike, Inc.

FLY37 INC	● A New York corporation ● Incorporated on October 14, 2020 ● No operation	100% owned by Fly E-Bike, Inc.

FIYET INC	● A New York corporation ● Incorporated on November 12, 2020 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYAM INC	● A New York corporation ● Incorporated on February 19, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

OFLYO INC	● A New York corporation ● Incorporated on March 29, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE INC	● A New York corporation ● Incorporated on March 30, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCLB INC	● A New York corporation ● Incorporated on April 15, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYEBIKE NJ INC	● A New Jersey corporation ● Incorporated on June 8, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

FLYEBIKEMIAMI INC	● A Florida corporation ● Incorporated on June 30, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

GOFLY INC	● A Texas corporation ● Incorporated on July 23, 2021 ● No operation	100% owned by Fly E-Bike, Inc.

FLYTRON INC.	● A New York corporation ● Incorporated on November 9, 2021 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYCYCLE INC.	● A New York corporation ● Incorporated on January 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ2 INC.	● A New Jersey corporation ● Incorporated on February 10, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYBWY INC.	● A New York corporation ● Incorporated on March 2, 2022 ● No operation	100% owned by Fly E-Bike, Inc.

MEEBIKE	● A New York corporation ● Incorporated on March 25, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E BIKE NJ3, INC	● A New Jersey corporation ● Incorporated on July 18, 2022 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY E-BIKE SAN ANTONIO INC	● A Texas corporation ● Incorporated on January 1, 2023 ● No operation	100% owned by Fly E-Bike, Inc.

FLYEBIKE WORLD INC.	● A New York corporation ● Incorporated on February 27, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLY DELIVERY INC.	● A New York corporation ● Incorporated on March 2, 2023 ● A delivery store	100% owned by Fly E-Bike, Inc.

FLYEBIKE MIAMI2 INC.	● A Florida corporation ● Incorporated on April 13, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYDC INC.	● A Washington, DC corporation ● Incorporated on May 31, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYJH8509 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● No operation	100% owned by Fly E-Bike, Inc.

FLYBX2381 INC.	● A New York corporation ● Incorporated on August 30, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ4 INC.	● A New York corporation ● Incorporated on October 4, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYTORONTO Corp.	● A Toronto corporation ● Incorporated on October 18, 2023 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYLA INC.	● A California corporation ● Incorporated on December 1, 2023 ● A retail and rental store	100% owned by Fly E-Bike, Inc.

FWMOTOR INC.	● A New York corporation ● Incorporated on April 3, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

DCMOTOR INC.	● A Maryland corporation ● Incorporated on April 9, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

AOFL LLC	● A New York corporation ● Incorporated on June 25, 2024 ● A holding company	100% owned by Fly E-Bike, Inc.

GOBIKE INC	● A New York corporation ● Incorporated on July 16, 2024 ● A rental store	100% owned by Fly E-Bike, Inc.

FLYEBIKE BOSTON INC.	● A Massachusetts corporation ● Incorporated on September 1, 2024 ● A retail store	100% owned by Fly E-Bike, Inc.

FLYNJ1 INC	● A Massachusetts corporation ● Incorporated on January 29, 2025 ● A retail store	100% owned by Fly E-Bike, Inc.

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

On June 4, 2025, the Company closed a public offering of (i) 5,719,111 shares of the common stock at the price of $1.2140 per share and (ii) 11,438,222 warrants to purchase 11,438,222 shares of common stock, resulting in net proceeds to the Company of approximately $6.1 million after deducting placement agent’s fees and offering expenses. As of June 30, 2025, the Company had working capital of approximately $6.0 million and cash of approximately $2.3 million. During the three months ended June 30, 2025, the Company had net loss of approximately $2.0 million. During the three months ended June 30, 2025, net cash used in operating activities of the Company was approximately $5.3 million. As of June 30, 2025, the Company had a current portion of contractual obligation of approximately $9.3 million. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”).  The accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and its ability to attract investors and to borrow funds on reasonable economic terms. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year ending March 31, 2026. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the years ended March 31, 2025 and 2024.

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

(c) Segment Information

The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended March 31, 2025 and applied it retrospectively for the prior period presented. The Company’s chief operating decision-makers (“CODM”) (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. The Company and its subsidiaries offer E-bikes, E-motorcycles, E-scooters and other items and services in its stores. The Company’s retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the U.S., geographical segments are not presented. The Company’s operating segments are reported in one reportable segment. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment. The Company has concluded that consolidated net loss is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net loss as reported in the consolidated statements of operations and other comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of June 30, 2025 and March 31, 2025, $920,754 and nil deposited with banks was uninsured, respectively.

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

The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. In determining the probability of default, the Company mainly considers factors such as aging schedule of receivables, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. As of June 30, 2025 and March 31, 2025, the Company provided allowance for credit losses   of $116,746, consisting of $41,100 related to accounts receivable from a related party customer and $75,646 related to accounts receivable from a third party customer, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the three months ended June 30, 2025 and 2024, the impairment loss was $229,780 and $176,072, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2025 and March 31, 2025, no allowance for credit losses provided   against prepayments and other receivables was recorded.

(j) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

The estimated useful lives are as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Automobile	5 years
Leasehold improvements	3 – 10 years (shorter of lease term or useful lives)
Buildings	30 years
Computer hardware and software	10 years
Properties used for rental business	2 years

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

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property and equipment, intangible assets subject to depreciation and amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and March 31, 2025, no impairment of long-lived assets was recognized.

(m) Fair Value Measurements

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

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, accrued expenses and other payables, operating lease liabilities – current, and tax payables have been determined   to approximately carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025.

(n) Revenue Recognition

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $8,158 and $20,131 of warranty reserves under accrued expenses and other payables as of June 30, 2025 and March 31, 2025, respectively. The Company has no contract assets and contract liabilities balances as of June 30, 2025 and March 31, 2025, respectively.

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

Disaggregated information of revenues by business lines are as follows:

	For the Three months Ended June 30,
	2025	2024
Product revenues - retail (ASC 606)	$3,762,829	$6,870,418
Product revenues - wholesale (ASC 606)	1,427,231	1,003,008
Revenues - rental services (ASC 842)	138,138	—
Net revenues	$5,328,198	$7,873,426

(o) Selling Expenses

Selling expenses mainly consist of advertising costs, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $17,413 and $68,519 for the three months ended June 30, 2025 and 2024, respectively.

(p) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the three months ended June 30, 2025 and 2024, development costs amounted to $169,299 and $145,582, respectively, which were recorded under general and administrative expenses.

(q) Income Taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2024 are subject to examination by any appropriate tax authorities. For the three months ended June 30, 2025 and 2024, the Company accrued nil and $60,076 income tax related penalty included in current income taxes expenses, respectively.

(r) Leases

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

(s) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the three months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025, the Company’s top two suppliers represented approximately 65% and 12% of total purchases of the Company, respectively. For the three months ended June 30, 2024, the Company’s top two suppliers represented approximately 41% and 38% of total purchases of the Company, respectively. As of June 30, 2025, three suppliers accounted for approximately 56%, 23%, and 16% of accounts payable balance, respectively.   As of March 31, 2025, two suppliers accounted for approximately 63% and 25% of accounts payable balance, respectively.

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

(t) Related Parties

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

(u) Earnings (Loss) Per Share

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

For the three months ended June 30, 2025 and 2024, the Company had 11,464,097 and 25,875 potential shares of common stock issuable upon the exercise of the Representative’s Warrants and 2025 Warrants (as defined below). As the Company incurred losses for the three months ended June 30, 2025 and 2024, inclusion of these potential shares of common stock would have reduced the net loss per share. Therefore, these potential shares were excluded from the calculation of diluted net loss per share.

(v) Foreign Currencies Translation

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

(w) Representative’s Warrants

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

(x) Warrants

On June 4, 2025, the Company closed of its public offering and issued 11,438,222 warrants (“2025 Warrants”) to purchase common stock at an exercise price equal to $1.4565. The 2025 Warrants are also exercisable on a cashless basis. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

(z) Recent accounting pronouncements not yet adopted

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization.” The provisions of this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, using either a prospective or retrospective approach. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2025	March 31, 2025
Batteries	$1,803,102	$2,084,890
Electric Vehicles	3,059,766	3,070,224
Tires	457,548	482,364
Accessories	1,812,829	1,867,365
Inventories	7,133,245	7,504,843
Inventory reserves	(1,189,455)	(1,107,569)
Inventories, net	$5,943,790	$6,397,274

Movements of inventory reserves are as follows:

	For the Three Months Ended June 30,
	2025	2024
Beginning balance	$1,107,569	$514,021
Addition	229,780	176,072
Write off	(147,894)	(131,930)
Ending Balance	$1,189,455	$558,163

As of June 30, 2025 and March 31, 2025, the inventory allowance balance was $1,189,455 and $1,107,569 respectively. For the three months ended June 30, 2025 and 2024, the impairment loss was $229,780 and $176,072, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables   as of June 30, 2025 and March 31, 2025 consisted of the following:

	June 30, 2025	March 31, 2025
Prepaid rent	$159,495	$157,683
Prepayments to vendors (i)	3,947,312	2,353,105
Prepaid insurance	155,481	214,111
Prepayments to other service providers	957,664	269,693
Prepaid income tax	68,191	18,127
Other receivable from third parties (ii)	962,649	664,267
Total Prepayment and Other Receivables	$6,250,792	$3,676,986

(i)	As of June 30, 2025 and March 31, 2025, the prepayments to vendors were approximately $3.9 million and $2.4 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of growth in future sales and rental services. The Company plans to purchase more E-vehicles and related accessories from overseas and U.S. vendors to support the expansion in retail and rental markets. These prepayments to vendors are expected to be utilized by the end of October 2025.

(ii)

On January 1, 2025, the Company entered into share transfer agreements for sales of 100% of its equity interests in subsidiaries – FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC – to third-party buyers for a total cash consideration of $635,193, with no contingent payments or adjustments. In June 2025, the Company received $103,000 from the buyers. As of June 30, 2025, the remaining consideration due from such buyers was $532,193 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On April 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC – to third-party buyers for a total cash consideration of $310,055, with no contingent payments or adjustments. In June 2025, the Company received $30,000 from the buyers. As of June 30, 2025, the remaining consideration due from such buyers was $280,055 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On May 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – ARFY CORP., FLY GC INC., and ESEBIKE INC – to third-party buyers for a total cash consideration of $156,517, with no contingent payments or adjustments. In June 2025, the Company received $55,000 from the buyers. As of June 30, 2025, the remaining consideration due from such buyers was $101,517 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On June 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – UFOTS CORP and FLYCORONA INC – to third-party buyers for a total cash consideration of $60,207, with no contingent payments or adjustments. In June 2025, the Company received $27,000 from the buyers. As of June 30, 2025, the remaining consideration due from such buyers was $33,207 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

As of June 30, 2025 and March 31, 2025, the Company had other receivables of $15,677 and $29,074 from a third-party individual, respectively.

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2025 and March 31, 2025 consisted of the following:

	June 30, 2025	March 31, 2025
Furniture and Fixtures	$372,039	$400,080
Machinery and Equipment	212,015	230,015
Automobile	670,465	669,902
Leasehold improvements	400,151	683,595
Building	3,663,215	3,663,215
Computer hardware and software (i)	2,500,000	2,310,000
Properties for rental business (ii)	243,776	193,963
Property and Equipment	8,061,661	8,150,770
Less: Accumulated depreciation	(935,416)	(863,557)
Property and Equipment, net	$7,126,245	$7,287,213

For the three months ended June 30, 2025 and 2024, the depreciation expenses were $212,792 and $95,051, respectively.

(i)	In December 2023, the Company engaged DFT, a former related party, for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000. The ERP system is fully completed and delivered on May 20, 2025. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of June 30, 2025 and March 31, 2025, the Company had a prepayment of $nil and $136,580, respectively, to DFT (see Note 13 – Long-term prepayment for software development – a related party).

(ii)	In October 2024, the Company started to offer rental services through its subsidiaries, GOBIKE INC, in New York, FLYLA INC, in Log Angeles, and FLYTORONTO CORP., in Toronto. The rental term is from one hour to one month. In New York, the Company offers a single model of E-Bike for rent, FLY 11 PRO GOFLY as of the date of this report. In Log Angeles, the Company offers 31 types of E-Bikes and E-scooters for rent, including FLY AIR2, FLY TANK, and FLY 11 PRO. In Toronto, the Company offers three types of E-Bikes for rent, FLY 7, FLY 11, and FLY 11 PRO.

6 — INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2025 and March 31, 2025 consisted of the following:

	June 30, 2025	March 31, 2025
Property rights	$92,604	$92,604
GO FLY App	500,000	500,000
Total Intangible assets	592,604	592,604
Less: Accumulated Amortization	(94,054)	(66,739)
Intangible assets, net	$498,550	$525,865

For the three months ended June 30, 2025 and 2024, the amortization expenses were $27,315 and $951, respectively.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	June 30, 2025	March 31, 2025
Accrued payroll	$59,955	$62,068
Advances from customers	32,069	28,144
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	8,158	20,131
Payroll tax and sales tax payable	131,783	113,601
Accrued store expenses	39,782	58,044
Accrued freight in cost	—	35,980
Accrued UL penalty(i)	650,000	1,000,000
Accrued Interest	6,373	—
Accrued Expenses and Other Payables	$977,120	$1,366,968

(i)	See Note 12 — Commitments and contingencies

8 — LOAN PAYABLES

A summary of the Company’s loans is listed as follows:

Lender	Due Date	June 30, 2025	March 31, 2025
Chase Bank(i)	January 12, 2028	—	301
Leaf Capital Funding, LLC(ii)	September 30, 2027	31,424	34,620
Automobile Loan – Honda(iii)	June 25, 2027	18,182	20,353
Milea Truck Sales of Queens Inc. (iv)	August 22, 2027	96,253	106,093
Milea Truck Sales of Queens Inc. (iv)	July 26, 2027	69,140	76,779
Peapack-Gladstone Bank(v)	August 31, 2025	4,936,058	4,936,058
Velocity Commercial Capital, LLC (vi)	December 1, 2054	1,926,141	1,927,729
AOWINV LLC (vii)	June 10, 2025	—	255,000
Agile Lending, LLC(viii)	November 27, 2025	1,258,862	—
Stripe, Inc. (ix)	April 20, 2026	122,793	—
Stripe, Inc. (ix)	December 22, 2026	213,185	—
Total loan payables		8,672,038	7,356,933
Short-term loan payables		(6,317,712)	(5,191,058)
Current portion of long-term loan payables		(262,069)	(100,835)
Long-term loan payables		$2,092,257	$2,065,040

(i)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. As of June 30, 2025, the Company paid off this loan in full.

(ii)	On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. As of June 30, 2025, the outstanding balance is $31,424. From July 1 to August 19, 2025, the Company paid $2,523 on principal and interest of the loan.

(iii)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. As of June 30, 2025, the outstanding balance is $18,182. From July 1 to August 19, 2025, the Company paid $790 on principal and interest of the loan.

(iv)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of June 30, 2025, the outstanding balance is $96,253. From July 1 to August 19, 2025, the Company paid $8,251 on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of June 30, 2025, the outstanding balance is $69,140. From July 1 to August 19, 2025, the Company paid $5,962 on principal and interest of the loan.

(v)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. From August 5 to August 6, 2024, the Company withdrew $996,476 and $423,506 from its line of credit to repay loans from Bank of Hope and JPMorgan Chase Bank, N.A., respectively. From August 7 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. From July 1 to August 19, 2025, the Company paid $162,410 on interest of the line of credit. The company is in the process of negotiating of extension.

(vi)	On November 27, 2024, the Company’s subsidiary, AOFL LLC (the “borrower”) obtained four thirty-year long-term loans of $525,000, $560,000, $595,000, and $420,000, respectively, from Velocity Commercial Capital, LLC (the “lender”) with an annual interest rate of 11.24%. The lender charged a total of $170,933 loan settlement fees for closing the loan which included attorney fee, escrow fee, origination fee, and so on. The Company amortized the $170,933 over the loan term. To secure payment and performance of the liabilities, AOFL LLC pledged to Velocity Commercial Capital, LLC a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from lender to the borrower and any cash, securities, instruments or other property of the borrower in the possession of lender. From July 1 to August 19, 2025, the Company paid $46,655 on principal and interest of the loan.

(vii)	On February 10, 2025, Fly E-Bike, Inc. obtained a five-month short-term loan of $255,000 from AOWINV LLC with no interest. On June 10, 2025, the Company paid off this loan in full.

(viii)	On April 29, 2025, the Company obtained a 30-week short-term loan of $1,575,000 from Agile Capital Funding, LLC, with an annual interest rate of 72.8%, which requires weekly repayments of $74,550. The collateral provided included all properties, rights and assets of FLY E-BIKE, INC. From July 1 to August 19, 2025, the Company paid $521,850 on principal and interest of the loan.

(ix)	On June 23, 2025, a total of 8 subsidiaries of the Company obtained 42-week short-term loans from Stripe, Inc. with an aggregate principal amount of $126,100 and 18-month long-term loans from Stripe, Inc. with an aggregate principal amount of $216,000. Repayment schedules differ by agreement and include both weekly and 60-day installment options. The stated annual interest rates range from 10.2% to 20.4%.

For the three months ended June 30, 2025 and 2024, the total interest expenses on the Company’s outstanding loans amounted to $546,234 and $68,082, respectively. The weighted average annual interest rate   on short-term borrowings outstanding as of June 30, 2025 and March 31, 2025 was 37% and 13.1%, respectively.

9 — STOCKHOLDERS’ EQUITY

Prior to the effectiveness of the stock splits discussed below, the Company was authorized to issue 400 shares of common stock having a par value of $0.01 per share and 40 shares of preferred stock having a par value of $0.01 per share. There were 200 shares of common stock were issued and outstanding prior to the effectiveness of the stock splits.

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

The reverse stock split was accounted for retrospectively in the accompanying unaudited condensed consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split. As of June 30, 2025 and March 31, 2025, the number of issued and outstanding shares of common stock was 10,636,611 and 4,917,500, respectively.

Representative’s Warrants

Upon the closing of IPO offering in June 2024, the Company issued to Benchmark the representative of the underwriters warrants to purchase 25,875 shares of common stock. The Representative’s Warrants have an exercise price equal to $20.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40, the Representative’s Warrants are classified as equity.  None of the Representative’s Warrants were exercised as of June 30, 2025.

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

Registered Direct Offering Warrants

On June 4, 2025, the Company closed its public offering of 5,719,111 shares of common stock and 11,438,222 warrants (“2025 Warrants”) to purchase common stock (including shares of common stock underlying warrants) at a public offering price of $1.214. Each share of common stock was sold together with two 2025 Warrants, with each Existing Warrant to purchase one share of common stock. Each Existing Warrant is exercisable immediately upon issuance, have an exercise price equal to $1.4565, which is 120% of the offering price and will expire five years from the date of issuance. Each Existing Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. A holder may not exercise any portion of an Existing Warrant to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% of the Company’s outstanding shares of common stock after exercise, as such ownership percentage is determined in accordance with the terms of the 2025 Warrants, except that upon notice from the holder to the Company, the holder may waive such limitation up to a percentage, not in excess of 9.99%. The 2025 Warrants are also exercisable on a cashless basis. 2025 Warrants are classified as equity as they are indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40. None of the 2025 Warrants were exercised as of June 30, 2025.

The fair value of the Existing Warrant, using the Black-Scholes Model on the date of issuance was $21,296,598. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 4, 2025
Stock price	$2.7750
Risk-free interest rate	3.93%
Volatility	53.92%
Exercise price	$1.4565
Dividend yield	$—

The stock price and exercise prices stated herein have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025.

The following table summarizes the Company’s activities and status of the Representative’s Warrants and 2025 Warrants:

	Number of Warrant	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of March 31, 2025	25,875	$20.0000	4.2
Issued	11,438,222	$1.4565
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of June 30, 2025	11,464,097	$1.4984	4.9

The number of shares and warrants, as well as the exercise prices stated herein, have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025.

From July 1, 2025 to July 28, 2025, certain holders of the Company’s 2025 Warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 8,219,634 shares of common stock. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split. As of August 19, 2025,  11,438,218 2025 Warrants were exercised.

Subscription Receivable

As of June 30, 2025 and March 31, 2025, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders.

10 — INCOME TAX

(a) Income Tax Expense

Income tax benefit for the three months ended June 30, 2025 was $50,259, and income tax expense for the three months ended June 30, 2024 amounted to $72,445. Significant components of the provision for income taxes are as follows:

	For the Three Months Ended June 30,
	2025	2024
Current
Federal	$(3,108)	$53,738
State	4,554	46,669
City	(8,844)	31,669
Deferred
Federal	—	(38,000)
State	—	(12,000)
City	—	(9,000)
Foreign	(42,861)	(631)
Total	$(50,259)	$72,445

The provision (benefit) for income taxes   is based on the following pretax loss:

	For the Three Months Ended June 30,
	2025	2024
U.S.	$(1,894,156)	$(99,838)
Canada	(164,751)	(7,225)
Total	$(2,058,907)	$(107,063)

For the three months ended June 30, 2025, the total pre-tax loss was approximately $2.1 million, which included approximately $1.9 million pre-tax loss in the U.S. and approximately $0.2 million pre-tax loss in Canada. For the three months ended June 30, 2024, the total pre-tax loss was $107,063, which included $99,838 pre-tax loss in U.S. and $7,225 million pre-tax loss in Canada.

The following table reconciles the Company’s effective tax rate:

	For the Three Months Ended June 30,
	2025	2024
Pre-tax book loss	$(2,058,907)	$(107,063)
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	6.8%	(11.4)%
City income tax rate, net of federal income tax benefit	6.1%	(0.5)%
Foreign statutory rate	0.1%	(0.1)%
Permanent differences	1.9%	(76.8)%
Valuation allowance of deferred tax assets	(33.4)%	0.1%
Return to project adjustment	(0.1)%	—
Total	2.4%	(67.7)%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the three months ended June 30, 2025 and 2024, the Company accrued nil and $60,076 in income tax related penalty included in current income taxes expenses, respectively.

United States

Income tax benefit for the three months ended June 30, 2025 was $7,398, and income tax expense for the three months ended June 30, 2024 amounted to $73,076.

Significant components of the provision (benefit) for income taxes are as follows:

	For the Three Months Ended June 30,
	2025	2024
Current
Federal	$(3,108)	$53,738
State	4,554	46,669
City	(8,844)	31,669
Deferred
Federal	—	(38,000)
State	—	(12,000)
City	—	(9,000)
Total	$(7,398)	$73,076

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax benefit for the three months ended June 30, 2025 and 2024 amounted to $42,861 and $631, respectively. Significant components of the income taxes benefit   are as follows:

	For the Three Months Ended June 30,
	2025	2024
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(24,261)	(357)
State	(18,600)	(274)
City	—	—
Total	$(42,861)	$(631)

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of June 30, 2025 and March 31, 2025 amounted to $153,087 and $94,983 , respectively. Significant components of DTAs (DTLs), net are as follows:

	As of June 30, 2025	As of March 31, 2025
Net operating loss carry forwards	$738,792	$1,506,378
Inventory reserve	431,000	410,000
Operating lease liabilities	3,349,000	4,837,000
Amortization difference	21,000	10,000
Total deferred tax assets (DTAs)	4,539,792	6,763,378
Valuation allowance	(974,000)	(1,714,000)
Deferred tax assets, net of valuation allowance	$3,565,792	$5,049,378

Accumulated depreciation	(325,705)	(460,395)
Operating lease right-of-use assets	(3,087,000)	(4,494,000)
Total deferred tax liabilities (DTLs)	(3,412,705)	(4,954,395)
Deferred tax assets, net	$153,087	$94,983

Deferred tax assets (liabilities) – U.S., net	$—	$—
Deferred tax assets – Canada, net	$153,087	94,983

As of June 30, 2025 and March 31, 2025, the Company had approximately $3.6 million and $5.0 million, respectively, in the DTAs, which respectively included approximately $0.7 million and $1.5 million related to net operating loss carryforwards that can be used to offset taxable income in future periods, approximately $3.3 million and $4.8 million related to operating lease liabilities, and approximately $0.4 million and $0.4 million related to inventory reserve.

As of June 30, 2025 and March 31, 2025, the Company had approximately $3.4 million and $5.0 million, respectively, in the DTLs, which included approximately $0.3 million and $0.5 million, respectively related to accumulated depreciation and approximately $3.1 million and $4.5 million related to ROU assets.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of June 30, 2025 and March 31, 2025, the Company recorded $153,087 and $94,983 , respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized. As of June 30, 2025, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

As a result of the Tax Cuts and Jobs Act (TCJA), US NOLs arising after December 31, 2017, may be carried forward indefinitely and can offset only up to 80% of taxable income in any future year. Based upon the Company’s recent taxable loss history, the Company performed an analysis and determined that it was necessary to establish a valuation allowance of $974,000 with respect to its net deferred income tax assets as of June 30, 2025.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2025 and March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores, and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	June 30, 2025	March 31, 2025
Operating ROU:
ROU assets	$8,584,684	$10,933,068
Total operating ROU assets	$8,584,684	$10,933,068

	June 30, 2025	March 31, 2025
Operating lease obligations:
Current operating lease liabilities	$2,106,614	$2,617,762
Non-current operating lease liabilities	7,217,325	9,106,928
Total lease liabilities	$9,323,939	$11,724,690

The Company had 27 and 36 leases as of June 30, 2025 and March 31, 2025, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of June 30, 2025 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.3%
Weighted average remaining lease term (years)	4.34 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2025 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.2%
Weighted average remaining lease term (years)	4.67 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the three months ended June 30, 2025, lease expenses were $0.8 million, including $0.4 million in cost of revenues and $0.4 million in selling expense. During the three months ended June 30, 2024, lease expenses were $1.1 million, including $0.3 million in cost of revenues, $0.7 million in rent expense included in selling expense, and $0.1 million in rent expense included in general and administrative expense.

For the three months ended June 30, 2025, the Company terminated 9 leases.

As of June 30, 2025, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

Twelve months ending June 30,	Operating Lease Liabilities
2026	$2,698,678
2027	2,676,687
2028	2,468,939
2029	1,856,316
2030	387,789
Thereafter	882,555
Total lease payments	10,970,964
Less: interest	(1,647,025)
Present value of lease liabilities	$9,323,939

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

UL Litigation

On or about March 12, 2025, UL LLC (“UL”) filed a complaint against the Company, along with the Company’s certain subsidiaries and certain individuals, in the Eastern District of New York (the “Complaint”). The Complaint alleges that the Company improperly used UL’s trademark by claiming certain products were certified by UL. On May 21, 2025, the Company and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025 (Refer to Note 7 — Accrued Expenses and other payables). From July 1 to August 19, 2025, the Company paid $350,000 to UL.

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

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable, net — a related party

Name of Related Party	Relationship	Nature	June 30, 2025	March 31, 2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$78,565	$78,565
Accounts receivable – a related party			78,565	78,565
Less: Allowance for credit losses			41,100	41,100
Accounts receivable, net - a related party			$37,465	$37,465

During the three months ended June 30, 2025, the Company received nil from Fly E Bike SRL.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	June 30, 2025	March 31, 2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$147,288	$—
PJMG LLC	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Prepayments	75,000	120,000
Prepayments and other receivables – related parties			$222,288	$120,000

During the three months ended June 30, 2025, the Company advanced $147,288 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management originally from June 2024 to May 2025, further extended to September 2025. The service fee is $45,000 for the first month and from the second month the fees will be $15,000 per month.

Long-term prepayment for software development – a related party

Name of Related Party	Relationship	Nature	June 30, 2025	March 31, 2025
DF Technology US Inc (“DFT”)	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Long-term prepayment for software development	$—	$136,580
Long-term prepayment for software development — a related party			$—	$136,580

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. As of June 30, 2025 and March 31, 2025, the Company paid $nil and $136,580 to DFT as prepayment for software development, respectively. The total contract price for the ERP system is $2,500,000, and the ERP system was delivered on May 20, 2025. (see Note 5 – Property and Equipment).

(B) Related party transactions

Revenues — a related party

			For the Three Months Ended June 30
Name of Related Party	Relationship	Nature	2025	2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$—	$3,642
Revenues — a related party			$—	$3,642

During the three months ended June 30, 2025 and 2024, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of $nil and $3,642, respectively.

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were nil and $225,000 for the three months ended June 30, 2025 and 2024, respectively. In addition, during the three months ended June 30, 2025 and 2024, the Company paid DGLG a total of $106,175 and $15,600 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $75,000 to PJMG as of June 30, 2025, and $45,000 was expensed as consulting expenses during the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company paid PJMG $45,000 for offering costs related to the Company’s secondary offering which has been deducted from the Company’s additional paid-in capital. During the three months ended June 30, 2024, $15,000 was expensed as consulting expenses.

14 — DISPOSAL OF SUBSIDIARIES

During the three months ended June 30, 2025, the Company committed to the disposal of certain subsidiaries. The decision was driven by two primary factors: (1) to simplify the Company’s legal and operational structure, and (2) to create a more streamlined and transparent organizational structure, thereby reducing the complexity of consolidation across auditing, finance, and tax reporting. These subsidiaries were not part of a strategic exit from the New York region or the retail industry. Rather, the disposal was intended to enhance administrative efficiency and align the Company’s structure with its long-term operational goals.

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

On March 11, 2025, the management team approved to sell 100% of its equity interests in subsidiaries FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC to third-party individuals (the “Buyers”). On April 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $310,055. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. In June 2025, the Company received $30,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On April 2, 2025, the management team approved to sell 100% of its equity interests in subsidiaries ARFY CORP., FLY GC INC., and ESEBIKE INC to third-party individuals (the “Buyers”). On May 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $156,517. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. In June 2025, the Company received $55,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On May 6, 2025, the management team approved to sell 100% of its equity interests in subsidiaries UFOTS CORP and FLYCORONA INC to third-party individuals (the “Buyers”). On June 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $60,207. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. In June 2025, the Company received $27,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On June 17, 2025, the management team approved to sell 100% of its equity interests in subsidiaries OFLYO INC, FLYCYCLE INC, and FLYBX2381 INC to third-party individuals (the “Buyers”). On July 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $235,939. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

The disposal of these subsidiaries were not considered discontinued operations under ASC 205-20, as their disposal did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

As of June 30, 2025, the Company had classified the assets and liabilities of the subsidiaries that were sold on July 1, 2025 as held for sale in accordance with ASC 360-10. The classification criteria were met when the management committed to a plan to sell.

Summarized Held for Sale Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the consolidated balance sheet, is as follows:

	June 30, 2025	March 31, 2025
ASSETS
Cash	$68,665	$61,548
Inventories, net	95,167	195,192
Prepayments and other receivables	—	22,096
Property and equipment, net	104,165	154,876
Security deposits	40,334	73,025
Operating lease right-of-use assets	588,962	1,955,765
Assets held for sale	$897,293	$2,462,502

LIABILITIES
Short-term loan payables	37,800	25,498
Accrued expenses and other payables	15,334	—
Operating lease liabilities – current	184,101	319,874
Operating lease liabilities – non-current	425,211	1,807,075
Liabilities held for sale	662,446	2,152,447

There was $1,092 gain on the sale of subsidiaries on July 1, 2025:

Total consideration determined: $235,939

Net assets disposed excluded intercompany other receivables: $234,847

Gain on disposal: $1,092

15 — SUBSEQUENT EVENTS

On July 1, 2025, the Company sold three subsidiaries: OFLYO INC, FLYCYCLE INC, and FLYBX2381 INC to third-party individuals. The consideration determined was $235,939. As of August 19, 2025, the Company did not receive any consideration from the third-party individuals.

From July 1, 2025 to July 28, 2025, certain holders of the Company’s outstanding warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 8,219,634 shares of common stock. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split. As of August 19, 2025, 11,438,218 warrants were exercised.

On August 1, 2025, the Company sold three subsidiaries: FLAM, FLYTRON, and MEEBIKE to third-party individuals. The consideration determined was $96,327. As of August 19, 2025, the Company did not receive any consideration from the third-party individuals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this quarterly report. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Overview

We are an EV company that is principally engaged in designing, installing, selling and renting E-motorcycles, E-bikes, E-scooters and related accessories under the brand “Fly E-Bike.” At Fly E-Bike, our commitment is to encourage people to incorporate eco-friendly transportation into their active lifestyles, ultimately contributing towards building a more environmentally friendly future.

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of August 19, 2025, we have 16 stores, including 15 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations in New York, Toronto, and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of August 19, 2025, we offered 27 E-motorcycle products, 36 E-bike products and 38 E-scooter products.

We also operate a rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations. The rental service, now available in New York City, Toronto, and Los Angeles via the Go Fly rental service mobile app and select Fly E-Bike stores, provides users with a flexible and affordable e-bike rental option. As part of our growth strategy, we plan to expand the rental service to Miami in the near term.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs, enabling customers to purchase bikes, locate company stores, schedule bike repairs, and more. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services including the development of an enterprise resource planning system (“ERP system”), and in July 2024, the Company engaged DFT to develop a mobile phone application for its renal services, the GO FLY APP. The GO FLY APP is fully completed and delivered on September 9, 2024. The ERP system is fully completed and delivered on May 20, 2025.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth, New York. For the three months ended June 30, 2025, we produced 1,236 E-motorcycles, 384 E-bikes and 88 E-scooters at the same facility.

Recent Developments

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

Unless otherwise noted, the share and per share information in this report reflects the 2025 Reverse Stock Split.

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

Disposal of Certain Subsidiaries

During the three months ended June 30, 2025 and from July to August 2025, the Company disposed several subsidiaries as part of a disposal plan aimed at simplifying its legal and operational structure and improving administrative efficiency. The divestitures were not intended to be a strategic withdrawal from any specific geographic region or industry, but rather a measure to streamline the Company’s corporate structure and reduce complexity in financial reporting. Between April and August 2025, the Company sold 14 subsidiaries to third-party individuals in multiple transactions, for an aggregated cash consideration of approximately $1.5 million, of which $112,000 has been collected as of August 19, 2025.  See “Note 14— Disposal of Subsidiaries” in the accompanying consolidated financial statements for details.

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of August 19, 2025, we have 16 stores, including 15 retail stores in the U.S. and one retail store in Canada. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and selling our product in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the three months ended June 30, 2025, our net revenues decreased by 32.3% to $5.3 million, compared to $7.9 million for the same period in 2024, which was primarily driven by a decrease in total units sold, which dropped by 6,432 units, from 16,880 units for the three months ended June 30, 2024, to 10,448 units for the three months ended June 30, 2025, and by the decreased average sales price of EV, which decreased by $93 per EV, from $1,053 in the three months ended June 30, 2024 to $960 in the three months ended June 30, 2025. The decrease in volume is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes. Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in volume also attributed in part to the closures and disposition of our retail stores during the three months ended June 30, 2025. The decrease in average sales price was primarily attributable to changes in product mix and promotional pricing strategies implemented during the three months ended June 30, 2025.

We currently have a streamlined product portfolio consisting of three categories, with multiple models and specifications for each category. Our ability to increase the sales price and volume will depend on our ability to continually enhance our brand to attract customers, as well as our ability to successfully operate our retail stores and expand our sales network globally. However, our product sales price is influenced by various factors such as market demand and competitors’ pricing, and although we continue working on product improvements and retail expansion, there can be no guarantee of sustained sales price increase or improved sales volume. If our prices remain stable, increasing sales volume would become important for continued revenue growth, and failure to do so would significantly impact our ability to grow revenue or improve our financial results.

Employees

Our payroll expenses were $1.0 million for the three months ended June 30, 2025, compared to $1.0 million for the three ended June 30, 2024. As eight stores were sold during the three months ended June 30, 2025, and an additional three stores were sold subsequently, we expect a decrease in payroll expenses in the next quarter due to reduced demand for store sales staff. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional. Effective management of payroll expenses remains crucial to our ability to grow revenue and enhance our financial results, especially as we navigate a reduced workforce.

Vendor and Supply Management

During the three months ended June 30, 2025, we worked with two principal vendors, Depcl Corp. and Xiamen Innolabs Technology Co., Ltd, each of which respectively supplied approximately 64.5% and 11.7% of the accessories and components used in all our products for the three months ended June 30, 2025.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth the components of our results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Revenues, Net	$5,328,198	$7,873,426	$(2,545,228)	(32.3)%
Cost of Revenues	3,066,823	4,773,792	(1,706,969)	(35.8)%
Gross Profit	2,261,375	3,099,634	(838,259)	(27.0)%
Operating Expenses
Selling Expenses	1,321,217	1,612,495	(291,278)	(18.1)%
General and Administrative Expenses	2,444,933	1,532,638	912,295	59.5%
Total Operating Expenses	3,766,150	3,145,133	621,017	19.7%
Loss from Operations	(1,504,775)	(45,499)	(1,459,276)	3,207.3%
Other Income (Expenses), Net	(7,898)	6,518	(14,416)	(221.2)%
Interest Expense	(546,234)	(68,082)	(478,152)	702.3%
Income Taxes Benefit (Expense)	50,259	(72,445)	122,704	(169.4)%
Net Loss	$(2,008,648)	$(179,508)	$(1,829,140)	1,019.0%

Revenues

	For the Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Sales-Retail	$3,762,829	$6,870,418	$(3,107,589)	(45.2)%
Sales-Wholesale	$1,427,231	$1,003,008	$424,223	42.3%
Sales-Rental services	138,138	—	138,138	100.0%
Total Net Revenues	$5,328,198	$7,873,426	$(2,545,228)	(32.3)%

Our net revenues were $5.3 million for the three months ended June 30, 2025, a decrease of 32.3%, from $7.9 million for the three months ended June 30, 2024. The decrease in our net revenues was primarily driven by a decrease in sales volume by 6,432 units, from 16,880 units for the three months ended June 30, 2024, to 10,448 units for the three months ended June 30, 2025 and the decreased average sales price of EV, which decreased by $93 per EV, from $1,053 in the three months ended June 30, 2024 to $960 in the three months ended June 30, 2025.

Our retail sales revenue decreased by $3.1 million, or 45.2%, from $6.9 million for the three months ended June 30, 2024 to $3.8 million for the three months ended June 30, 2025. Our wholesale revenue increased by $0.4 million, or 42.3%, from $1.0 million for the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes. Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in retail sales also attributed in part to the closures and disposition of our retail stores during the three months ended June 30, 2025. The increase in wholesales revenue was driven primarily by the increase number of our dealers  during the three months ended June 30, 2025.

Cost of Revenues

Cost of revenues decreased by 35.8%, from $4.8 million for the three months ended June 30, 2024, to $3.1 million for the three months ended June 30, 2025. The decrease in cost of revenues was primarily attributable to more favorable pricing obtained from our suppliers, particularly for batteries, as well as a reduction in sales volume, as discussed above.

Gross Margin

The following table shows our gross profit and gross margin for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Gross Profit	$2,261,375	3,099,634	(838,259)	(27.0)%
Gross Margin	42.4%	39.4%

Gross profit for the three months ended June 30, 2025 and 2024 was $2.3 million and $3.1 million, respectively. Gross margin was 42.4% and 39.4% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross margin was mainly because of the increased revenues from rental business with higher margin than our other businesses. Gross margin of rental business was 79.8% and nil for the three months ended June 30, 2025 and 2024, respectively.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Selling Expenses	$1,321,217	1,612,495	(291,278)	(18.1)%
General and Administrative Expenses	2,444,933	1,532,638	912,295	59.5%
Total Operating Expenses	$3,766,150	3,145,133	621,017	19.7%
Percentage of Revenue	70.7%	39.9%

Total operating expenses were $3.8 million for the three months ended June 30, 2025, an increase of $0.6 million, or 19.7%, compared to $3.1 million for the three months ended June 30, 2024. The increase in operating expenses was attributable to the increase in our depreciation expense, professional fees, product and software development expenses, as more fully discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, and advertising expenses of retail stores. Total payroll expenses were $0.6 million for the three months ended June 30, 2025, compared to $0.6 million for the three months ended June 30, 2024. Rent was $0.4 million for the three months ended June 30, 2025, compared to $0.7 million for the three months ended June 30, 2024. Advertising expenses were $17,413 for the three months ended June 30, 2025, compared to $68,519 for the three months ended June 30, 2024. The decrease in rental expense was primarily due to the closures and dispositions of retail stores during this quarter.

General and Administrative Expenses

General and administrative expenses increased during the three months ended June 30, 2025 compared to the same period of previous year. Professional fees increased to $1.5 million for the three months ended June 30, 2025, compared to $0.4 million for the three months ended June 30, 2024, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with our public offering and ongoing reporting obligations. Payroll expenses decreased to $0.2 million for the three months ended June 30, 2025 from $0.4 million for the three months ended June 30, 2024 primarily due to decrease in headcount of office assistants. Depreciation expense increased to $0.6 million for the three months ended June 30, 2025, compared to $0.2 million for the same period in prior year due to the increasing cost basis of fixed assets.

Income Tax Benefits (Provisions)

Income taxes benefit was $50,259 for the three months ended June 30, 2025, a change from $72,445 income tax provision for the three months ended June 30, 2024. Although the Company incurred pre-tax losses in both periods, the change was primarily because of differences in the recognition of deferred tax assets and related valuation allowance.

Net Loss

Net loss was $2.0 million for the three months ended June 30, 2025, an increase of $1.7 million, or 1,019.0%, from net loss of $0.2 million for the three months ended June 30, 2024, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Net loss	$(2,008,648)	$(179,508)	$(1,829,140)	1019.0%
Income Tax provision	(50,259)	72,445	(122,704)	(169.4)%
Depreciation	212,792	95,051	117,741	123.9%
Interest Expenses	546,234	68,082	478,152	702.3%
Amortization	27,315	951	26,364	2,772.2%
EBITDA	$(1,272,566)	$57,021	$(1,329,587)	(2,331.7)%
Percentage of Revenue	(23.9)%	0.7%		(24.6)%

Before interest expenses, income tax, depreciation, and amortization, for the three months ended June 30, 2025, our net loss was $1.3 million, a change of $1.3 million, compared to net income of $57,021 for the three months ended June 30, 2024, which was mainly attributable to the decrease in revenue, and increase in general and administrative expenses described above. The ratio of EBITDA to revenue was (23.9)% and 0.7% for the three months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $2.3 million. We had working capital of $6.0 million and $1.3 million as of June 30, 2025 and March 31, 2025, respectively. We had net loss of $2.0 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, net cash used in operating activities of the Company was approximately $5.3 million. As of June 30, 2025, the Company had a current portion of contractual obligation of approximately $9.3 million.

We have funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO and equity financing, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of June 30, 2025. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 4, 2025, the Company issued 5,719,111 shares of common stock, at a price of $1.2140 per share in its follow-on public offering for gross proceeds of $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company.

As of June 30, 2025, the Company had working capital of approximately $6.0 million and cash of approximately $2.3 million. The main cash outflow for the three months ended June 30, 2025 was from net loss of $2.0 million, a decrease in accounts payable of $0.9 million, an increase in accounts receivable of $0.6 million, and an increase in prepayments and other receivables of $1.9 million. As of June 30, 2025, the Company had a current portion of contractual obligation of approximately $9.3 million. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. For the next 12 months from the issuance date of this report, we plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of June 30, 2025 and March 31, 2025, our accounts receivable, net of allowance for credit losses, was $1.1 million and $0.5 million, respectively. Our accounts receivable turnover period decreased from 71 days in the year ended March 31, 2025 to 57 days in the quarter ended June 30, 2025 which was mainly attributable to the implementing stricter credit policies to customers.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of June 30, 2025 and March 31, 2025, our accounts payable were $0.4 million and $1.3 million, respectively. Our accounts payable turnover period decreased to 30 days for the quarter ended June 30, 2025 from 33 days for the year ended March 31, 2025, which was primarily due to the Company’s accelerated payments to certain suppliers during the quarter. The company pay invoices more promptly to ensure continued favorable terms and reliable service.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $2.6 million, from $3.7 million as of March 31, 2025, to $6.3 million as of June 30, 2025. This significant increase is mainly due to the launch of Company’s E-bike rental services, which required additional inventory. As a result, during the three months ended June 30, 2025, the Company made substantial prepayments to vendors to secure inventory for the new services.

Our inventories primarily include our EVs, their accessories and spare parts. As of June 30, 2025 and March 31, 2025, our inventories, net of allowance, were $5.9 million and $6.4 million, respectively. The decrease in inventories was primarily due to our preparation for the new rental business. Our inventory turnover days increased to 196 days in the quarter ended June 30, 2025, from 143 days in the year ended March 31, 2025, which was primarily due to strategic inventory buildup, allowing us to start new services.

As of June 30, 2025 and March 31, 2025, the total outstanding amount of loan principal was $8.7 million and $7.4 million, respectively. For the three months ended June 30, 2025 and 2024, the interest expenses on our outstanding loans amounted to $546,234 and $68,082, respectively. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included within this quarterly report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
Net Cash Used in Operating Activities	$(5,284,034)	$(4,522,164)
Net Cash Used in Investing Activities	(408,632)	(1,066,130)
Net Cash Provided by Financing Activities	7,171,615	8,653,972
Net changes in cash including cash classified within current assets held for sale	$1,478,949	$3,065,678

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2025 was $5.3 million, which was due to net loss of $2.0 million, an increase in accounts receivable of $0.6 million, a decrease in accounts payable of $0.9 million, a decrease in operating lease liabilities of $0.8 million, a decrease in accrued expenses and other payables of $0.3 million, and an increase in prepayments and other receivables of $2.0 million, partially offset by amortization of right-of-use assets of $0.8 million, depreciation expenses of $0.2 million, and additional inventories reserve of $0.2 million provided during the quarter.

Net cash used in operating activities for the three months ended June 30, 2024 was $4.5 million, which was due to net loss of $0.2 million, a decrease in tax payable of $0.4 million, and a decrease in accrued expenses and other payables of $0.5 million, an increase in inventories of $0.9 million, a decrease in account payable of $0.8 million, a decrease in operating lease liabilities of $0.6 million, an increase in prepayments for operation services to a related party of $0.2 million and an increase in prepayments and other receivables of $2.1 million, partially offset by amortization of right-of-use assets of $0.8 million and a decrease in accounts receivables - a related party of $0.3 million.

Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended June 30, 2025, which was due to purchase of properties and equipment of $0.1 million, advance to a related party of $0.2 million, and cash released from disposal of entities of $0.1 million.

Net cash used in investing activities was $1.1 million for the three months ended June 30, 2024, which was due to prepayment made for purchase of software from a related party of $0.8 million, prepayments for property rights of $0.1 million, and the purchase of equipment of $0.4 million, partially offset by the repayment from a related party of $0.2 million.

Financing Activities

Net cash provided by financing activities was $7.1 million for the three months ended June 30, 2025, which consisted of net proceeds from our follow-on public offering of $6.4 million, and loan proceeds of $1.9 million, partially offset by repayments of loans of $0.6 million and payment of public offering costs of $0.5 million.

Net cash provided by financing activities was $8.7 million for the three months ended June 30, 2024, which consisted of net proceeds of the IPO of $9.2 million, and loan proceeds of $0.2 million, partially offset by repayments of loans of $0.4 million and payment of IPO costs of $0.3 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of June 30, 2025:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and Others	$9,323,939	2,106,614	4,424,584	2,037,060	755,681
Loan Payable	8,672,038	6,579,781	189,517	21,157	1,881,583
UL Litigation	650,000	650,000	—	—	—
Total Contractual Obligations	$18,645,977	9,336,395	4,614,101	2,058,217	2,637,264

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

Estimated Allowance for Inventory Obsolescence Reserve

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of June 30, 2025 and March 31, 2025, we recorded inventory allowance balance of $1,189,455 and $1,107,569, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our unaudited condensed consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant commenced work in February 2025. We have begun organizing regular training programs for our accounting personnel, with a focus on U.S. GAAP and SEC reporting requirements, in order to improve the competence and awareness of our finance team. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we concluded that these material weaknesses had not been fully remediated as of June 30, 2025. Accordingly, we continue to consider these material weaknesses to be ongoing as of that date.

As of June 30, 2025, we believe that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of our financial reporting due to the material weaknesses identified above.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025 as filed with the SEC on July 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1	The Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 2, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2025)
10.2	Joint Amendment to Placement Agency Agreement and Engagement Letter, dated May 13, 2025, by and between the Company and American Trust Investment Services, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on July 15, 2025)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLY-E GROUP, INC.

	By:	/s/ Zhou Ou
Zhou Ou
Chief Executive Officer
(Principal Executive Officer)

August 19, 2025
	By:	/s/ Shiwen Feng
Shiwen Feng
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 19, 2025