Form 10-Q
period 2025-09-30
Fly-E Group, Inc.
filed 2025-12-18
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of December 18, 2025, there were 1,632,386 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), Section 21E of the Exchange Act, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our ability to obtain additional funding to market our vehicles and develop new products;

●	our ability to produce our vehicles with sufficient volume and quality to satisfy customers;

●	the inability of our principal vendors to deliver the necessary components for our vehicles at prices and volumes acceptable to us;

●	our principal vendors failing to perform quality control on our products;

●	the inability to obtain sufficient intellectual property protection for our brand and technologies;

●	our vehicles failing to perform as expected;

●	our facing product warranty claims or product recalls;

●	our facing adverse determinations in significant product liability claims;

●	customers not adopting electric vehicles;

●	the development of alternative technology that adversely affects our business;

●	increased government regulation of our industry;

●	the risk of losing cash balances exceeding insurance limits held at banks;

●	our ability to grow the rental services;

●	our ability to continue as a going concern;

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	the changes or developments with respect to domestic and international customs, tariffs, and trade policies, corresponding or retaliatory actions by other countries and related uncertainties;

●	tariffs and currency exchange rates; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 56 of this Report and our other filings with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	September 30, 2025	March 31, 2025
ASSETS
Current Assets
Cash	$2,538,076	$840,102
Accounts receivable, net	1,474,637	466,187
Accounts receivable, net – a related party	32,030	37,465
Inventories, net	6,548,287	6,397,274
Prepayments and other receivables	5,923,496	3,676,986
Prepayments and other receivables – related parties	236,826	120,000
Assets held for sale	—	2,462,502
Total Current Assets	16,753,352	14,000,516
Property and equipment, net	6,826,815	7,287,213
Security deposits	518,908	728,450
Deferred tax assets, net	152,212	94,983
Operating lease right-of-use assets	6,891,886	10,933,068
Intangible assets, net	486,581	525,865
Long-term prepayment for software development – a related party	—	136,580
Total Assets	$31,629,754	$33,706,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$550,249	$1,272,305
Short-term loan payables	5,532,230	5,191,058
Current portion of long-term loan payables	222,479	100,835
Accrued expenses and other payables	484,236	1,366,968
Accrued expenses and other payables – related parties	225	—
Operating lease liabilities – current	1,819,911	2,617,762
Liabilities held for sale	—	2,152,447
Total Current Liabilities	8,609,330	12,701,375
Long-term loan payables	2,004,123	2,065,040
Operating lease liabilities – non-current	5,718,256	9,106,928
Total Liabilities	16,331,709	23,873,343

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and nil outstanding as of September 30, 2025 and March 31, 2025*	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized and 1,632,351 shares outstanding as of September 30, 2025 and 300,000,000 shares authorized and 245,875 shares outstanding as of March 31, 2025*	16,324	2,459
Additional paid-in capital	27,826,643	10,987,440
Shares subscription receivable	(7,816,556)	(219,998)
Accumulated deficit	(4,680,283)	(895,510)
Accumulated other comprehensive loss	(48,083)	(41,059)
Total FLY-E Group, Inc. Stockholders’ Equity	15,298,045	9,833,332
Total Liabilities and Stockholders’ Equity	$31,629,754	$33,706,675

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$3,908,862	$6,824,406	$9,237,060	$14,697,832
Cost of Revenues	2,932,341	3,919,952	5,999,164	8,693,744
Gross Profit	976,521	2,904,454	3,237,896	6,004,088

Operating Expenses
Selling Expenses	1,027,726	2,041,435	2,348,943	3,653,930
General and Administrative Expenses	997,218	2,094,078	3,442,151	3,626,716
Total Operating Expenses	2,024,944	4,135,513	5,791,094	7,280,646
Loss from Operations	(1,048,423)	(1,231,059)	(2,553,198)	(1,276,558)

Other Expenses, net	(148,153)	(53,929)	(156,051)	(47,411)
Interest Expenses, net	(539,537)	(23,795)	(1,085,771)	(91,877)
Loss Before Income Taxes	(1,736,113)	(1,308,783)	(3,795,020)	(1,415,846)
Income Tax (Expense) Benefit	(40,012)	165,935	10,247	93,490
Net Loss	$(1,776,125)	$(1,142,848)	$(3,784,773)	$(1,322,356)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(29,378)	4,298	(7,024)	2,974
Total Comprehensive Loss	$(1,805,503)	$(1,138,550)	$(3,791,797)	$(1,319,382)

Losses per Share*	$(2.18)	$(4.65)	$(6.58)	$(5.60)
Weighted Average Number of Common Stock
– Basic and Diluted*	813,922	245,875	575,463	236,226

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024, the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Loss	Deficit	Equity

Balance at March 31, 2025	—	$—	245,875	$2,459	$10,987,440	$(219,998)	$(41,059)	$(895,510)	$9,833,332
Net loss	—	—	—	—	—	—	—	(2,008,648)	(2,008,648)
Issuance of common stock upon registered direct offering, net	—	—	285,956	2,860	5,853,650	—	—	—	5,856,510
Foreign currency translation adjustment	—	—	—	—	—	—	22,354	—	22,354
Balance at June 30, 2025	—	$—	531,831	$5,319	$16,841,090	$(219,998)	$(18,705)	$(2,904,158)	$13,703,548

Balance at June 30, 2025	—	$—	531,831	$5,319	$16,841,090	$(219,998)	$(18,705)	$(2,904,158)	$13,703,548
Net loss	—	—	—	—	—	—	—	(1,776,125)	(1,776,125)
Issuance of common stock upon private placement offering, net	—	—	687,500	6,875	10,989,683	(7,596,558)	—	—	3,400,000
Exercise of warrants	—	—	410,982	4,110	(4,110)	—	—	—	—
Round up of shares for reverse stock split	—	—	2,038	20	(20)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(29,378)	—	(29,378)
Balance at September 30, 2025	—	$—	1,632,351	$16,324	$27,826,643	$(7,816,556)	$(48,083)	$(4,680,283)	$15,298,045

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Loss	Earnings	Equity

Balance at March 31, 2024	—	$—	220,000	$2,200	$2,617,800	$(219,998)	$(13,829)	$4,395,649	$6,781,822
Net loss	—	—	—	—	—	—	—	(179,508)	(179,508)
Issuance of common stock upon initial public offering, net	—	—	25,875	259	8,369,640	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	(1,324)	—	(1,324)
Balance at June 30, 2024	—	$—	245,875	$2,459	$10,987,440	$(219,998)	$(15,153)	$4,216,141	$14,970,889

Balance at June 30, 2024	—	$—	245,875	$2,459	$10,987,440	$(219,998)	$(15,153)	$4,216,141	$14,970,889
Net loss	—	—	—	—	—	—	—	(1,142,848)	(1,142,848)
Foreign currency translation adjustment	—	—	—	—	—	—	4,298	—	4,298
Balance at September 30, 2024	—	$—	245,875	$2,459	$10,987,440	$(219,998)	$(10,855)	$3,073,293	$13,832,339

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024, the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,784,773)	$(1,322,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	68,188	—
Gain on disposal of subsidiaries	(64,452)	—
Depreciation expense	417,258	180,910
Amortization expense	54,761	8,846
Deferred income taxes benefits	(42,251)	(462,740)
Amortization of operating lease right-of-use assets	2,699,632	1,676,991
Inventories impairment loss	569,758	330,823
Changes in operating assets and liabilities:
Accounts receivable	(1,031,989)	(154,034)
Accounts receivable – a related party	5,435	235,029
Inventories	(1,107,359)	(3,562,871)
Prepayments and other receivables	(1,371,452)	(1,864,681)
Prepayments for operation services to a related party	45,000	(180,000)
Security deposits	41,550	(55,598)
Accounts payable	(722,056)	(815,667)
Accrued expenses and other payables	(793,623)	(380,183)
Accrued expenses and other payables - related parties	225	—
Operating lease liabilities	(2,676,403)	(1,516,198)
Taxes payable	(14,978)	(1,530,416)
Net cash used in operating activities	(7,707,529)	(9,412,145)

Cash flows from investing activities
Purchases of properties and equipment	(44,661)	(1,575,936)
Purchase of software from a related party	—	(500,000)
Payments of property rights	(15,477)	—
Prepayment for purchasing software from a related party	—	(801,980)
Cash released from disposal of entities	(230,076)	—
Repayment from a related party	—	510,381
Advance to a related party	(161,826)	(477,933)
Net cash used in investing activities	(452,040)	(2,845,468)

Cash flows from financing activities
Proceeds from borrowings	1,917,100	3,737,500
Repayments of borrowings	(1,370,591)	(391,308)
Repayments on other payables - related parties	—	(92,229)
Payments of offering cost	(516,490)	(282,403)
Net proceeds from issuance of common stock	9,773,000	9,154,500
Net cash provided by financing activities	9,803,019	12,126,060
Net changes in cash including cash classified within current assets held for sale	1,643,450	(131,553)
Effect of exchange rate changes on cash	(7,024)	2,974
Less: net increase in cash classified within current assets held for sale	61,548	—
Cash at beginning of the period	840,102	1,403,514
Cash at the end of the period	$2,538,076	$1,274,935

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,085,771	$91,877
Cash paid for income taxes	$42,640	$1,940,595

Supplemental disclosure of non-cash investing and financing activities
Subscription receivables from share placement	$7,596,558	$—
Purchase of vehicle funded by loan	$—	$219,668
Purchase of office funded by loan	$—	$1,800,000
Purchase of software by using previous prepayments	$136,580	$1,975,000
Properties used for rental services	$49,811	$—
Deferred IPO cost recognized as additional paid-in capital	$—	$502,198
Uncollected proceeds from disposal of subsidiaries	$860,754	$—
Termination of operating lease right-of-use assets and operating lease liabilities	$3,187,864	$(280,087)
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,394,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLY-E GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). During the six months ended September 30, 2025, the Company closed one store in U.S. During the year ended March 31, 2025, the Company closed four stores in the U.S. As of December 16, 2025, the Company currently operates a total of 13 retail stores, including 12 retail stores in the U.S and one retail store in Canada. During the three months ended September 30, 2025, 9 retail stores in the U.S were sold for streamlining the Company’s corporate structure and reducing complexity in financial reporting and operating costs. These 9 retail stores were operated through certain subsidiaries of the Company that were disposed of pursuant to share transfer agreements dated July 1, 2025, August 1, 2025, and September 1, 2025, respectively, as discussed in Note 14 to the Unaudited Condensed Consolidated Financial Statements in this Report. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters. The Company plans to open another online store focusing on selling gas bikes in the future.

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

On June 7, 2024, the Company issued 22,500 shares of common stock, at a price of $400.00 per share in its initial public offering (“IPO”). The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 3,375 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 3,375 shares of common stock to the underwriters of its IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from its initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. The Company also issued to The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters warrants to purchase 1,294 shares.

On June 4, 2025, the Company issued 285,956 shares of common stock, at a price of $24.28 per share in its second public offering. The gross proceeds of the offering were $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company. Each share of common stock was sold together with two warrants, with each warrant to purchase one share of common stock. Each warrant is exercisable immediately with an exercise price equal to 120% of the offering price ($29.13 per share) and expires on the fifth anniversary of the issuance date, subject to certain adjustments.

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. In September 2025, the Company received net proceeds of $3,400,000 from the investors. The remaining net proceeds of $7,596,558 were held on escrow as of September 30, 2025, and were all received in October and November 2025.

On July 3, 2025 and November 4, 2025, the Company implemented a 1-for-5 and 1-for-20 reverse stock split of its issued and outstanding shares of common stock, respectively. As a result, all share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented. The reverse stock split reduced the number of shares of common stock issued and outstanding from 32,647,030 to 1,632,351 as of September 30, 2025. The par value per share remained unchanged at $0.01, respectively.

The reverse stock split was accounted for retrospectively in the accompanying unaudited condensed consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split.

The unaudited condensed consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of September 30, 2025.

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

On June 4, 2025, the Company closed a public offering of (i) 285,956 shares of the common stock at the price of $24.28 per share and (ii) 571,912 warrants to purchase 571,912 shares of common stock, resulting in net proceeds to the Company of approximately $6.1 million after deducting placement agent’s fees and offering expenses. On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the six months ended September 30, 2025, the Company received net proceeds of $3,400,000 from the investors. The remaining net proceeds of $7,596,558 were all received in October and November 2025. As of September 30, 2025, the Company had working capital of approximately $8.1 million and cash of approximately $2.5 million. During the six months ended September 30, 2025, the Company had net loss of approximately $3.8 million. During the six months ended September 30, 2025, net cash used in operating activities of the Company was approximately $7.7 million. As of September 30, 2025, the Company had a current portion of contractual obligation of approximately $7.8 million, including short-term loan payables of approximately $5.5 million, current portion of long-term loan payables of approximately $0.2 million, accrued UL penalty of $0.2 million and current portion of operating lease liabilities of approximately $1.8 million. The Company became default of repayment of loan with Peapack-Gladstone Bank of approximately $4.9 million since August 31, 2025. For the six months ended September 30, 2025, the Company paid $373,683 on interest of the line of credit. On November 7, 2025, the Company entered into forbearance and modification agreement with the bank for extension of repayment deadline to March 31, 2026. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”).  The accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and its ability to attract investors and to borrow funds on reasonable economic terms. The results of operations for the six months ended September 30, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year ending March 31, 2026. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the years ended March 31, 2025 and 2024.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of September 30, 2025 and March 31, 2025, $1,849,876 and nil deposited with banks was uninsured, respectively.

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

The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. In determining the probability of default, the Company mainly considers factors such as aging schedule of receivables, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. As of September 30, 2025 and March 31, 2025, the Company provided allowance for credit losses of $116,746, consisting of $41,100 related to accounts receivable from a related party customer and $75,646 related to accounts receivable from a third party customer, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the three months ended September 30, 2025 and 2024, impairment loss was $339,978 and $154,751, respectively. For the six months ended September 30, 2025 and 2024, impairment loss was $569,787 and $330,823, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2025 and March 31, 2025, no allowance for credit losses provided against prepayments and other receivables was recorded.

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

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property and equipment, intangible assets subject to depreciation and amortization, and right-of-use assets, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and March 31, 2025, no impairment of long-lived assets was recognized.

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

The fair value for certain assets and liabilities such as cash, accounts receivable, other receivables, prepayments and other current assets, short-term loans, accounts payable, accrued expenses and other payables, operating lease liabilities – current, and tax payables have been determined   to approximately carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to a third party approximates the fair value based on current yields for debt instruments with similar terms. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025.

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $42,700 and $20,131 of warranty reserves under accrued expenses and other payables as of September 30, 2025 and March 31, 2025, respectively. The Company has no contract assets and contract liabilities balances as of September 30, 2025 and March 31, 2025, respectively.

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

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Product revenues-retail (ASC 606)	$2,027,031	$5,923,576	$5,789,860	$12,793,994
Product revenues-wholesale (ASC 606)	1,722,868	900,830	3,150,099	1,903,838
Revenues - rental services (ASC 842)	158,963	—	297,101	—
Net revenues	$3,908,862	$6,824,406	$9,237,060	$14,697,832

(o) Selling Expenses

Selling expenses mainly consist of advertising costs, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $15,457 and $129,542 for the three months ended September 30, 2025 and 2024, respectively. The advertising expenses were $32,870 and $198,061 for the six months ended September 30, 2025 and 2024, respectively.

(p) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the three months ended September 30, 2025 and 2024, development costs amounted to $100,895 and $163,866, respectively, which were included in general and administrative expenses. For the six months ended September 30, 2025 and 2024, development costs amounted to $270,194 and $309,448, respectively, which were included in general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2024 are subject to examination by any appropriate tax authorities. For the three months ended September 30, 2025 and 2024, the Company accrued nil and $38,246 income tax related penalty included in current income taxes expenses, respectively. For the six months ended September 30, 2025 and 2024, the Company accrued nil and $98,322 income tax related penalty included in current income taxes expenses, respectively.

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

(s) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the three months ended September 30, 2025 and 2024, and for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, three customers accounted for approximately 14.5%, 10.2%, and 10.2% of accounts receivable balances, respectively. As of March 31, 2025, three customers accounted for approximately 24.0%, 13.1% and 11.7% of accounts receivable balances, respectively.

For the three months ended September 30, 2025, the Company’s top one supplier represented approximately 72.0% of total purchases of the Company. For the three months ended September 30, 2024, the Company’s top three suppliers represented 49%, 20%, and 17% of total purchases of the Company, respectively. For the six months ended September 30, 2025, the Company’s top two suppliers represented approximately 68% and 8% of total purchases of the Company, respectively. For the six months ended September 30, 2024, the Company’s top three suppliers represented 44%, 30% and 11% of total purchases of the Company, respectively. As of September 30, 2025, three suppliers accounted for approximately 42%, 24%, and 21% of accounts payable balance, respectively.   As of March 31, 2025, two suppliers accounted for approximately 63% and 25% of accounts payable balance, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company had 1,294 and 1,294 potential shares of common stock issuable upon the exercise of the Representative’s Warrants and 2025 Warrants (as defined below). For the six months ended September 30, 2025 and 2024, the Company had 1,294 and 1,294 potential shares of common stock issuable upon the exercise of the Representative’s Warrants and 2025 Warrants (as defined below). As the Company incurred losses for the three and six months ended September 30, 2025 and 2024, inclusion of these potential shares of common stock would have reduced the net loss per share. Therefore, these potential shares were excluded from the calculation of diluted net loss per share.

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

(w) Representative’s Warrants

Upon the closing of the IPO in June 2024, the Company issued to Benchmark underwriters warrants (the “Representative’s Warrants”) to purchase 1,294 shares of common stock which warrants are also exercisable on a cashless basis. The Company accounts for these warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company accounts for its warrants as equity that meet all of the criteria (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance and subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

(x) Warrants

On June 4, 2025, the Company closed of its public offering and issued 571,912 warrants (“2025 Warrants”) to purchase common stock at an exercise price equal to $29.13. The 2025 Warrants are also exercisable on a cashless basis. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. During the three and six months ended September 30, 2025, all holders of the Company’s 2025 Warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split and 1-for-20 reverse stock split. During the three and six months ended September 30, 2025, 571,912 of the 2025 Warrants were exercised on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 410,982 shares of common stock.

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

3 — INVENTORIES, NET

Inventories, net consisted of the following:

	September 30, 2025	March 31, 2025
Batteries	$1,524,000	$2,084,890
Electric Vehicles	1,848,781	3,070,224
Tires	533,907	482,364
Accessories	3,600,686	1,867,365
Inventories	7,507,374	7,504,843
Inventory reserves	(959,087)	(1,107,569)
Inventories, net	$6,548,287	$6,397,274

Movements of inventory reserves are as follows:

	For the Six Months Ended September 30,
	2025	2024
Beginning balance	$1,107,569	$514,021
Addition	569,758	330,823
Write off	(718,240)	(222,221)
Ending Balance	$959,087	$622,623

As of September 30, 2025 and March 31, 2025, the inventory reserves balance was $959,087 and $1,107,569 respectively. For the three months ended September 30, 2025 and 2024, the impairment loss was $339,978 and $154,751, respectively. For the six months ended September 30, 2025 and 2024, and impairment loss was $569,758 and $330,823, respectively.

4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables   as of September 30, 2025 and March 31, 2025 consisted of the following:

	September 30, 2025	March 31, 2025
Prepaid rent	$32,260	$157,683
Prepayments to vendors (i)	3,928,633	2,353,105
Prepaid insurance	118,928	214,111
Prepayments to other service providers	375,165	269,693
Prepaid income tax	28,918	18,127
Other receivable from third parties (ii)	1,439,592	664,267
Total Prepayment and Other Receivables	$5,923,496	$3,676,986

(i)	As of September 30, 2025 and March 31, 2025, the prepayments to vendors were approximately $3.9 million and $2.4 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of growth in future sales and rental services and expanded maintenance services. Besides, the Company plans to purchase more E-vehicles and related accessories from overseas and U.S. vendors to avoid shortage of E-vehicles and related accessories as one of its major suppliers closed down during the six months ended September 30, 2025.

(ii)

On January 1, 2025, the Company entered into share transfer agreements for sales of 100% of its equity interests in subsidiaries – FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC – to third-party buyers for a total cash consideration of $635,193, with no contingent payments or adjustments. In June 2025, the Company received $103,000 from the buyers. As of September 30, 2025, the remaining consideration due from such buyers was $532,193 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On April 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC – to third-party buyers for a total cash consideration of $310,055, with no contingent payments or adjustments. In June 2025, the Company received $30,000 from the buyers. As of September 30, 2025, the remaining consideration due from such buyers was $280,055 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On May 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – ARFY CORP., FLY GC INC., and ESEBIKE INC – to third-party buyers for a total cash consideration of $156,517, with no contingent payments or adjustments. In June 2025, the Company received $55,000 from the buyers. As of September 30, 2025, the remaining consideration due from such buyers was $101,517 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On June 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – UFOTS CORP and FLYCORONA INC – to third-party buyers for a total cash consideration of $60,207, with no contingent payments or adjustments. In June 2025, the Company received $27,000 from the buyers. As of September 30, 2025, the remaining consideration due from such buyers was $33,207 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On July 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –OFLYO INC, FLYCYCLE INC and FLYBX2381 INC– to third-party buyers for a total cash consideration of $57,991, $71,301 and $106,647 , respectively, with no contingent payments or adjustments. As of September 30, 2025, the remaining consideration due from such buyers was $57,991, $71,301 and $106,647, respectively, (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On August 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –FLYAM INC, FLYTRON INC and MEEBIKE – to third-party buyers for a total cash consideration of $36,879, $19,959 and $39,289, respectively, with no contingent payments or adjustments. As of September 30, 2025, the remaining consideration due from such buyers was $36,879, $19,959 and $39,289, respectively, (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

On September 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –TKPGO CORP, FIYET INC and FLYCLB INC – to third-party buyers for a total cash consideration of $1,707, $1 and $1, respectively, with no contingent payments or adjustments. As of September 30, 2025, the remaining consideration due from such buyers was $1,709 (See Note - 14 — DISPOSAL OF SUBSIDIARIES).

As of September 30, 2025 and March 31, 2025, the Company had other receivables of $158,645 and $29,074 from a third-party individual, respectively.

5 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2025 and March 31, 2025 consisted of the following:

	September 30, 2025	March 31, 2025
Furniture and Fixtures	$350,908	$400,080
Machinery and Equipment	204,675	230,015
Automobile	625,407	669,902
Leasehold improvements	357,752	683,595
Building	3,663,215	3,663,215
Computer hardware and software (i)	2,500,000	2,310,000
Properties for rental business (ii)	188,181	193,963
Property and Equipment	7,890,138	8,150,770
Less: Accumulated depreciation	(1,063,323)	(863,557)
Property and Equipment, net	$6,826,815	$7,287,213

For the three months ended September 30, 2025 and 2024, the depreciation expenses were $204,466 and $85,859, respectively. For the six months ended September 30, 2025 and 2024, the depreciation expenses were $417,258 and $180,910, respectively.

(i)	In December 2023, the Company engaged DFT, a former related party, for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000. The ERP system is fully completed and delivered on May 20, 2025. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of September 30, 2025 and March 31, 2025, the Company had a prepayment of $nil and $136,580, respectively, to DFT (see Note 13 – Long-term prepayment for software development – a related party).

(ii)	In October 2024, the Company started to offer rental services through its subsidiaries, GOBIKE INC, in New York, FLYLA INC, in Log Angeles, and FLYTORONTO CORP., in Toronto. The rental term is from one hour to one month. In New York, the Company offers a single model of E-Bike for rent, FLY 11 PRO GOFLY as of the date of this report. In Log Angeles, the Company offers 31 types of E-Bikes and E-scooters for rent, including FLY AIR2, FLY TANK, and FLY 11 PRO.

6 — INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2025 and March 31, 2025 consisted of the following:

	September 30, 2025	March 31, 2025
Property rights	$108,081	$92,604
GO FLY App	500,000	500,000
Total Intangible assets	608,081	592,604
Less: Accumulated Amortization	(121,500)	(66,739)
Intangible assets, net	$486,581	$525,865

For the three months ended September 30, 2025 and 2024, the amortization expenses were $27,446 and $7,895, respectively. For the six months ended September 30, 2025 and 2024, the amortization expenses were $54,761 and $8,846, respectively.

7 — ACCRUED EXPENSES AND OTHER PAYABLES

	September 30, 2025	March 31, 2025
Accrued payroll	$21,095	$62,068
Advances from customers	33,230	28,144
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	42,700	20,131
Payroll tax and sales tax payable	103,110	113,601
Accrued store expenses	31,326	58,044
Accrued freight in cost	662	35,980
Accrued UL penalty(i)	200,000	1,000,000
Accrued Interest	3,113	—
Accrued Expenses and Other Payables	$484,236	$1,366,968

(i)	See Note 12 — Commitments and contingencies

8 —  LOAN PAYABLES

A summary of the Company’s loans is listed as follows:

Lender	Due Date	September 30, 2025	March 31, 2025
Chase Bank(i)	January 12, 2028	$—	$301
Leaf Capital Funding, LLC(ii)	September 30, 2027	28,172	34,620
Automobile Loan – Honda(iii)	June 25, 2027	—	20,353
Milea Truck Sales of Queens Inc. (iv)	August 22, 2027	86,168	106,093
Milea Truck Sales of Queens Inc. (iv)	July 26, 2027	61,366	76,779
Peapack-Gladstone Bank(v)	August 31, 2025	4,936,058	4,936,058
Velocity Commercial Capital, LLC (vi)	December 1, 2054	1,924,504	1,927,729
AOWINV LLC (vii)	June 10, 2025	—	255,000
Agile Lending, LLC(viii)	November 27, 2025	596,172	—
Stripe, Inc. (ix)	April 20, 2026	126,392	—
Stripe, Inc. (ix)	December 22, 2026	—	—
Total loan payables		7,758,832	7,356,933
Short-term loan payables		(5,532,230)	(5,191,058)
Current portion of long-term loan payables		(222,479)	(100,835)
Long-term loan payables		$2,004,123	$2,065,040

(i)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. As of September 30, 2025, the Company paid off this loan in full.

(ii)	On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. As of September 30, 2025, the outstanding balance is $28,172. From October 1 to December 16, 2025, the Company paid $2,523 on principal and interest of the loan.

(iii)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. As of September 30, 2025, the outstanding balance is nil.

(iv)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of September 30, 2025, the outstanding balance is $86,168. From October 1 to December 16, 2025, the Company paid $8,257 on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of September 30, 2025, the outstanding balance is $61,366. From October 1 to December 16, 2025, the Company paid $2,981 on principal and interest of the loan.

(v)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. From August 5 to August 6, 2024, the Company withdrew $996,476 and $423,506 from its line of credit to repay loans from Bank of Hope and JPMorgan Chase Bank, N.A., respectively. From August 7 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. The Company became default of repayment since August 31, 2025. For the six months ended September 30, 2025, the Company paid $373,683 on interest of the line of credit without further penalty. From October 1 to December 16, 2025, the Company paid $1,000,000, $172,693 and $117,921 on principal, interest and forbearance fee of the loan, respectively. Up to the date of filing this unaudited condensed consolidated financial statements, the Company entered into forbearance and modification agreement with the bank on November 7, 2025 for extension of repayment deadline with interest rate of 12.875% to March 31, 2026.

(vi)	On November 27, 2024, the Company’s subsidiary, AOFL LLC (the “borrower”) obtained four thirty-year long-term loans of $525,000, $560,000, $595,000, and $420,000, respectively, from Velocity Commercial Capital, LLC (the “lender”) with an annual interest rate of 11.24%. The lender charged a total of $170,933 loan settlement fees for closing the loan which included attorney fee, escrow fee, origination fee, and so on. The Company amortized the $170,933 over the loan term. To secure payment and performance of the liabilities, AOFL LLC pledged to Velocity Commercial Capital, LLC a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from lender to the borrower and any cash, securities, instruments or other property of the borrower in the possession of lender. From October 1 to December 16, 2025, the Company paid $20,381 on principal and interest of the loan.

(vii)	On February 10, 2025, Fly E-Bike, Inc. obtained a five-month short-term loan of $255,000 from AOWINV LLC with no interest. On June 10, 2025, the Company paid off this loan in full.

(viii)	On April 29, 2025, the Company obtained a 30-week short-term loan of $1,575,000 from Agile Capital Funding, LLC, with an annual interest rate of 72.8%, which requires weekly repayments of $74,550. The collateral provided included all properties, rights and assets of FLY E-BIKE, INC. From October 1 to December 16, 2025, the Company paid off this loan in full.

(ix)	On June 23, 2025, a total of 8 subsidiaries of the Company obtained 42-week short-term loans from Stripe, Inc. with an aggregate principal amount of $126,100 and 18-month long-term loans from Stripe, Inc. with an aggregate principal amount of $216,000. Repayment schedules differ by agreement and include both weekly and 60-day installment options. The stated annual interest rates range from 10.2% to 20.4%.

For the three months ended September 30, 2025 and 2024, the total interest expenses on the Company’s outstanding loans amounted to $539,537 and $23,795, respectively. For the six months ended September 30, 2025 and 2024, the total interest expenses on the Company’s loans amounted to $1,085,771 and $91,877, respectively. The weighted average annual interest rate on borrowings outstanding as of September 30, 2025 and March 31, 2025 was 37% and 13.1%, respectively.

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

On June 7, 2024, the Company completed its initial public offering and issued 22,500 shares of common stock, at a price of $400.00 per share. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase an additional 3,375 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, the Company issued an additional 3,375 shares of common stock to the underwriters for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by the Company from the initial public offering, including the exercise of over-allotment option, were approximately $9.2 million. On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the Six months ended September 30, 2025, the Company received net proceeds of $3,400,000 from the investors. The remaining net proceeds of $7,596,558 were all received in October and November 2025.

2025 Reverse Stock Split

On July 3, 2025, the Company implemented a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The par value per share remained unchanged at $0.01.

On November 4, 2025, the Company implemented a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The par value per share remained unchanged at $0.01.

The reverse stock splits were accounted for retrospectively in the accompanying unaudited condensed consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split. As of September 30, 2025 and March 31, 2025, the number of issued and outstanding shares of common stock was 1,632,351 and 245,875, respectively.

Representative’s Warrants

Upon the closing of IPO offering in June 2024, the Company issued to Benchmark the representative of the underwriters warrants to purchase 1,294 shares of common stock. The Representative’s Warrants have an exercise price equal to $400.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40, the Representative’s Warrants are classified as equity.  None of the Representative’s Warrants were exercised as of September 30, 2025.

The fair value of the warrant, using the Black-Scholes Model on the date of issuance was $274,472. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 7, 2024
Stock price	$400.00
Risk-free interest rate	4.46%
Volatility	56.52%
Exercise price	$400.00
Dividend yield	$—

The stock price and exercise prices stated herein have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025 and November 2025.

Registered Direct Offering Warrants

On June 4, 2025, the Company closed its public offering of 285,956 shares of common stock and 571,912 warrants (“2025 Warrants”) to purchase common stock (including shares of common stock underlying warrants) at a public offering price of $24.28. Each share of common stock was sold together with two 2025 Warrants, with each 2025 Warrants to purchase one share of common stock. Each 2025 Warrants is exercisable immediately upon issuance, have an exercise price equal to $29.13 which is 120% of the offering price and will expire five years from the date of issuance. Each 2025 Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. A holder may not exercise any portion of a 2025 Warrant to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% of the Company’s outstanding shares of common stock after exercise, as such ownership percentage is determined in accordance with the terms of the 2025 Warrants, except that upon notice from the holder to the Company, the holder may waive such limitation up to a percentage, not in excess of 9.99%. The 2025 Warrants are also exercisable on a cashless basis. The 2025 Warrants are classified as equity as they are indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40. All the 2025 Warrants were exercised as of September 30, 2025.

The fair value of the 2025 Warrant, using the Black-Scholes Model on the date of issuance was $21,296,598. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 4, 2025
Stock price	$55.5
Risk-free interest rate	3.93%
Volatility	53.92%
Exercise price	$29.13
Dividend yield	$—

The stock price and exercise prices stated herein have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025 and November 2025.

The following table summarizes the Company’s activities and status of the Representative’s Warrants and 2025 Warrants:

	Number of Warrant	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of March 31, 2025	1,294	$400.00	4.2
Issued	571,912	$29.13
Exercised	(571,912)	$29.13
Forfeited or expired	—	$—
Outstanding as of September 30, 2025	1,294	$400.00	3.7

	Number of Warrant	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of June 30, 2025	573,206	$29.97	4.9
Issued	—	$—
Exercised	(571,912)	$29.13
Forfeited or expired	—	$—
Outstanding as of September 30, 2025	1,294	$400.00	3.7

The number of shares and warrants, as well as the exercise prices stated herein, have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025 and November 2025.

During the three months ended September 30, 2025, all holders of the Company’s 2025 Warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split and the 1-for-20 reverse stock split. During the three and six months ended September 30, 2025, 571,912 of the 2025 Warrants were exercised on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 410,982 shares of common stock.

Subscription Receivable

As of September 30, 2025 and March 31, 2025, the subscription receivable represents the unpaid capital contribution of $7,596,558 from third-party individual investors and $219,998 by the stockholders, respectively. The remaining net proceeds of $7,596,558 were all received in October and November 2025.

10 — INCOME TAX

(a) Income Tax Expense

Income tax expense for the three months ended September 30, 2025 was $40,012, and income tax benefit for the three months ended September 30, 2024 amounted to $165,935. Income tax benefit for the six months ended September 30, 2025 was $10,247, and income tax benefit for the six months ended September 30, 2024 amounted to $93,490. Significant components of the provision for income taxes are as follows:

	For the Six Months Ended September 30,
	2025	2024
Current
Federal	$(3,108)	$151,731
State	42,722	102,626
City	(7,610)	114,796
Deferred
Federal	-	(273,000)
State	-	(114,000)
City	-	(71,000)
Foreign	(42,251)	(4,643)
Total	$(10,247)	$(93,490)

The provision (benefit) for income taxes is based on the following pretax loss:

	For the Six Months Ended September 30,
	2025	2024
U.S.	$(3,632,527)	$(1,394,039)
Canada	(162,493)	(21,807)
Total	$(3,795,020)	$(1,415,846)

For the three months ended September 30, 2025, the total pre-tax loss was approximately $1.7 million, which included approximately $1.7 million pre-tax loss in the U.S. and approximately $2,258 pre-tax income in Canada. For the three months ended September 30, 2024, the total pre-tax loss was $1.3 million, which included $1.3 million pre-tax loss in the U.S. and $14,582 pre-tax loss in Canada. For the six months ended September 30, 2025, the total pre-tax loss was approximately $3.8 million, which included approximately $3.6 million pre-tax loss in the U.S. and approximately $0.2 million pre-tax loss in Canada. For the six months ended September 30, 2024, the total pre-tax loss was $1.4 million, which included $1.4 million pre-tax loss in the U.S. and $21,807 pre-tax loss in Canada.

The following table reconciles the Company’s effective tax rate:

	For the Six Months Ended September 30,
	2025	2024
Pre-tax book loss	$(3,795,020)	$(1,415,846)
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	6.0%	4.1%
City income tax rate, net of federal income tax benefit	6.0%	3.8%
Foreign statutory rate	0.2%	0.1%
Permanent differences	1.0%	(10.2)%
Valuation allowance of deferred tax assets	(33.4)%	—
Return to project adjustment	(0.4)%	(12.2)
Total	0.4%	6.6%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the three months ended September 30, 2025 and 2024, the Company accrued nil and $38,246 income tax related penalty included in current income taxes expenses, respectively. For the six months ended September 30, 2025 and 2024, the Company accrued $nil and $98,322 income tax related penalty included in current income taxes expenses, respectively.

United States

Income tax expense for the three months ended September 30, 2025 amounted to $39,402 and income tax expense for the three months ended September 30, 2024 amounted to $0.2 million. Income tax expense for the six months ended September 30, 2025 amounted to $32,004 and income tax benefit for the six months ended September 30, 2024 amounted to $88,847.

Significant components of the provision (benefit) for income taxes are as follows:

	For the Six Months Ended September 30,
	2025	2024
Current
Federal	$(3,108)	$151,731
State	42,722	102,626
City	(7,610)	114,796
Deferred
Federal	—	(273,000)
State	—	(114,000)
City	—	(71,000)
Total	$32,004	$(88,847)

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax (expense) benefit for the three months ended September 30, 2025 and 2024 amounted to $(610) and $4,012, respectively. Income tax benefit for the six months ended September 30, 2025 and 2024 amounted to $42,251 and $4,643, respectively. Significant components of the income taxes benefit   are as follows:

	For the Six Months Ended September 30,
	2025	2024
Current
Federal	$—	$—
State	—	—
City	—	—
Deferred
Federal	(23,916)	(2,628)
State	(18,335)	(2,015)
City	—	—
Total	$(42,251)	$(4,643)

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of September 30, 2025 and March 31, 2025 amounted to $152,212 and $94,983, respectively. Significant components of DTAs (DTLs), net are as follows:

	As of September 30, 2025	As of March 31, 2025
Net operating loss carry forwards	$1,203,298	$1,506,378
Inventory reserve	161,000	410,000
Operating lease liabilities	2,461,000	4,837,000
Amortization difference	31,000	10,000
Total deferred tax assets (DTAs)	3,856,298	6,763,378
Valuation allowance	(1,242,000)	(1,714,000)
Deferred tax assets, net of valuation allowance	$2,614,298	$5,049,378

Accumulated depreciation	(219,086)	(460,395)
Operating lease right-of-use assets	(2,243,000)	(4,494,000)
Total deferred tax liabilities (DTLs)	(2,462,086)	(4,954,395)
Deferred tax assets, net	$152,212	$94,983

Deferred tax assets (liabilities) – U.S., net	$(875)	$—
Deferred tax assets – Canada, net	$153,087	$94,983

As of September 30, 2025 and March 31, 2025, the Company had approximately $3.9 million and $6.8 million, respectively, in the DTAs, which respectively included approximately $1.2 million and $1.5 million related to net operating loss carryforwards that can be used to offset taxable income in future periods, approximately $2.5 million and $4.8 million related to operating lease liabilities, and approximately $0.2 million and $0.4 million related to inventory reserve.

As of September 30, 2025 and March 31, 2025, the Company had approximately $2.5 million and $5.0 million, respectively, in the DTLs, which included approximately $0.2 million and $0.5 million, respectively related to accumulated depreciation and approximately $2.2 million and $4.5 million related to ROU assets.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of September 30, 2025 and March 31, 2025, the Company recorded $152,212 and $94,983, respectively, in the net DTAs. The tax losses in Canada can be carried forward for twenty years to offset future taxable profit. The tax losses of entities in Canada will begin to expire in 2044, if not utilized. As of September 30, 2025, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

As a result of the Tax Cuts and Jobs Act (TCJA), US NOLs arising after December 31, 2017, may be carried forward indefinitely and can offset only up to 80% of taxable income in any future year. Based upon the Company’s recent taxable loss history, the Company performed an analysis and determined that it was necessary to establish a valuation allowance of $1,242,000 with respect to its net deferred income tax assets as of September 30, 2025.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of September 30, 2025 and March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

11 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The leases of the Company mainly consisted of offices, retail stores, and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	September 30, 2025	March 31, 2025
Operating ROU:
ROU assets	$6,891,886	$10,933,068
Total operating ROU assets	$6,891,886	$10,933,068

	September 30, 2025	March 31, 2025
Operating lease obligations:
Current operating lease liabilities	$1,819,911	$2,617,762
Non-current operating lease liabilities	5,718,256	9,106,928
Total lease liabilities	$7,538,167	$11,724,690

The Company had 18 and 36 leases as of September 30, 2025 and March 31, 2025, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of September 30, 2025 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.5%
Weighted average remaining lease term (years)	3.89 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2025 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.2%
Weighted average remaining lease term (years)	4.67 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the three months ended September 30, 2025, lease expenses were $0.8 million, including $0.4 million in cost of revenues and $0. 4 million in selling expense and nil rent expense in general and administrative expense. During the three months ended September 30, 2024, lease expenses were $1.1 million, including $0.3 million in cost of revenues, $0.7 million in rent expense included in selling expense, and $0.1 million in rent expense included in general and administrative expense.

Lease expenses were $1.5 million for the six months ended September 30, 2025, including $0.8 million in cost of revenues, $0.7 million in rent expense in selling expense, and nil rent expense in general and administrative expense. Lease expenses for the six months ended September 30, 2024 were $2.24 million, including $0.65 million in cost of revenues, $1.50 million in rent expense in selling expense, and $0.09 million in rent expense in general and administrative expense.

For the three months ended September 30, 2025, the Company terminated 1 lease. For the six months ended September 30, 2025, the Company terminated 10 leases.

As of September 30, 2025, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

Twelve months ending September 30,	Operating Lease Liabilities
2026	$2,306,214
2027	2,381,493
2028	2,220,838
2029	1,235,817
2030	183,630
Thereafter	444,689
Total lease payments	8,772,681
Less: interest	(1,234,514)
Present value of lease liabilities	$7,538,167

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

Federal securities class action instituted on September 8, 2025

On September 8, 2025, a federal securities class action was filed in the United States District Court, Eastern District of New York, by plaintiff Dino Kurt, individually and on behalf of all others similarly situated, against defendants, the Company, chief executive officer (the “CEO”) Zhou Ou, and former chief financial officer (the “CFO”) Shiwen Feng. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 during the class period spanning from July 15, 2025, to August 14, 2025. The plaintiff claims that defendants provided materially false and misleading positive statements about revenue growth, brand reputation, and business expansion, while concealing or minimizing material adverse facts concerning the safety of the Company’s lithium battery and inadequate forecasting processes, which were already taking a material toll on E-vehicle (the “EV”) sales revenue. The plaintiff alleged when the Company filed a form NT 10-Q on August 14, 2025, which disclosed a 32% decrease in net revenues primarily driven by a decline in total units sold, attributed by the Company to “recent lithium-battery accidents involving E-Bikes and E-Scooters”; the price of Company’s common stock declined dramatically by about 87% in a single day, resulting in economic loss for the plaintiff and the class.

The relief sought includes determining that the action may be maintained as a class action, requiring defendants to pay damages sustained by the plaintiff and the class, and awarding pre-judgment and post-judgment interest, along with reasonable attorneys’ fees, expert fees, and other costs, with the monetary damages sought being certified to be in excess of $150,000.00.

Shareholder derivative action instituted on November 17, 2025

An action titled Kishan Shah, derivatively on behalf of FLY-E GROUP, INC. v. Zhou Ou, et al., was instituted on November 17, 2025 and is pending in the United States District Court, Eastern District of New York.

The principal parties include plaintiff Kishan Shah, representing the Company (the nominal defendant), against Individual defendants Zhou Ou, the Company’s CEO and Chairman, Shiwen Feng, the Company’s former CFO and director, Lun Feng, Bin Wang, and Zanfeng Zhang, former directors of the Company.

The factual basis centers on the individual defendants’ knowing or reckless breaches of fiduciary duties concerning Lithium Battery Misconduct (as defined below) during the relevant period of July 15, 2025, through August 14, 2025. Plaintiff alleges that defendants consistently represented that the Company’s EVs were safe, but concealed that the lithium batteries used in their products lacked required New York City safety certification, were substandard quality, and posed a significant safety hazard, having resulted in multiple deadly fires in the greater New York City area (the “Lithium Battery Misconduct”). The plaintiff alleged that that, when the Company filed a Form NT 10-Q on August 14, 2025, disclosing a 32% decline in net revenue due primarily to consumer apprehension stemming from an “increasing number of lithium-battery explosion incidents in New York,” causing the Company’s stock price to plummet approximately 87.1%. As a result of the alleged misconduct, the plaintiff claims that the Company has incurred and will continue to incur significant damages, including substantial legal fees and costs associated with the class action and related internal investigations, and many other expenditures.

The relief sought, on behalf of the Company, includes a declaration that the individual defendants breached their fiduciary duties, an award of damages against the individual defendants (jointly and severally), restitution and disgorgement of profits from the individual defendants, and court orders directing the Company to implement improved corporate governance and internal control procedures to prevent future damaging events.

Shareholder derivative action instituted on October 28, 2025

Due to the similar factual basis, on October 28, 2025, another shareholder derivative action, Martin Flynn, derivatively on behalf of FLY-E GROUP, INC. v. Zhou (Andy) Ou, et al., was instituted in the United States District Court, Eastern District of New York.

The principal parties are Plaintiff Martin Flynn, derivatively acting on behalf of the nominal defendant, the Company, against individual defendants who served as directors and officers, including Zhou Ou, the CEO and chairman of the board, Shiwen Feng, the former CFO, Bin Wang, Lun Feng, and Zanfeng Zhang, the former directors.

The action alleges that during the relevant time period (July 15, 2025, to August 14, 2025), these defendants breached their fiduciary duties and engaged in gross mismanagement by making materially false and misleading statements and omissions, specifically concerning the safety of the Company’s lithium battery. Although defendants provided overwhelmingly positive statements regarding growth and brand reputation, they concealed or failed to disclose the true impact of “recent lithium-battery accidents involving E-Bikes and E-Scooters” on sales revenues. The complaint alleged, when the Company filed a form NT 10-Q on August 14, 2025 disclosing a 32% decrease in net revenues attributed to a decline in units sold due to an “increasing number of lithium battery explosion incidents in New York,” which caused the Company’s stock price to drop approximately 87%. The misconduct resulted in substantial harm to the Company, including costs incurred for defending the separate Securities Class Action. The relief sought, on behalf of the Company, includes a declaration that the action may be maintained as a derivative action, an award of damages sustained by the Company, restitution and disgorgement of profits from the Individual Defendants, and the granting of appropriate equitable relief, such as the institution of appropriate corporate governance measures.

UL Litigation

On or about March 12, 2025, UL LLC (“UL”) filed a complaint against the Company, along with the Company’s certain subsidiaries and certain individuals, in the Eastern District of New York (the “Complaint”). The Complaint alleges that the Company improperly used UL’s trademark by claiming certain products were certified by UL. On May 21, 2025, the Company and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025 (Refer to Note 7 — Accrued Expenses and other payables). During the six months ended September 30, 2025, the Company paid $800,000 to UL. From October 1, 2025 to December 16, 2025, the Company paid $200,000 to UL.

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

13 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable, net — a related party

Name of Related Party	Relationship	Nature	September 30, 2025	March 31, 2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$73,130	$78,565
Accounts receivable – a related party			73,130	78,565
Less: Allowance for credit losses			(41,100)	(41,100)
Accounts receivable, net – a related party			$32,030	$37,465

During the three and six months ended September 30, 2025, the Company received $5,435 from Fly E Bike SRL.

Prepayments and other receivables — related parties

Name of Related Party	Relationship	Nature	September 30, 2025	March 31, 2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$161,826	$—
PJMG LLC	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Prepayments	75,000	120,000
Prepayments and other receivables – related parties			$236,826	$120,000

During the six months ended September 30, 2025, the Company advanced $161,826 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. The amount is unsecured, non-interest bearing and repayable on demand.

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

Long-term prepayment for software development – a related party

Name of Related Party	Relationship	Nature	September 30, 2025	March 31, 2025
DF Technology US Inc (“DFT”)	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Long-term prepayment for software development	$—	$136,580
Long-term prepayment for software development — a related party			$—	$136,580

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. As of September 30, 2025 and March 31, 2025, the Company paid $nil and $136,580 to DFT as prepayment for software development, respectively. The total contract price for the ERP system is $2,500,000, and the ERP system was delivered on May 20, 2025. (see Note 5 – Property and Equipment).

(B) Related party transactions

Revenues — a related party

			For the three Months Ended September 30		For the Six Months Ended September 30
Name of Related Party	Relationship	Nature	2025	2024	2025	2024
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$—	$44,143	$—	$47,785
Revenues — a related parties			$—	$44,143	$—	$47,785

During the three months ended September 30, 2025 and 2024, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of $nil and $44,143, respectively. During the six months ended September 30, 2025 and 2024, Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest, purchased certain EV products from the Company in the amount of $nil and $47,785, respectively.

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were nil and nil for the three months ended September 30, 2025 and 2024, respectively, and nil and $225,000 for the six months ended September 30, 2025 and 2024, respectively. In addition, during the three months and six months ended September 30, 2025 the Company paid DGLG a total of $64,600 and $170,775 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively. During the three and six months ended September 30, 2024, the Company paid DGLG a total of $12,800 and $28,400 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $75,000 to PJMG as of September 30, 2025, and nil was expensed as consulting expenses during the three months ended September 30, 2025. $45,000 was expensed as consulting expenses during the six months ended September 30, 2025. $45,000 was expensed as consulting expenses during the three months ended September 30, 2024. $60,000 was expensed as consulting expenses during the six months ended September 30, 2024. During the three and six months ended September 30, 2024, the Company paid PJMG a total of $102,047 and $232,547 for consulting services, respectively.

14 — DISPOSAL OF SUBSIDIARIES

During the three and six months ended September 30, 2025, the Company committed to the disposal of certain subsidiaries. The decision was driven by two primary factors: (1) to simplify the Company’s legal and operational structure, and (2) to create a more streamlined and transparent organizational structure, thereby reducing the complexity of consolidation across auditing, finance, and tax reporting. These subsidiaries were not part of a strategic exit from the New York region or the retail industry. Rather, the disposal was intended to enhance administrative efficiency and align the Company’s structure with its long-term operational goals.

In December 2024, the Company decided to proceed with the disposal plan and sell 100% of its equity interests in subsidiaries FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC to third-party individuals (the “Buyers”). On January 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $635,193. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. There was $84,302 gain from this disposal. During the six months ended September 30, 2025, the Company received $103,000 from the Buyers.

On March 11, 2025, the management team approved to sell 100% of its equity interests in subsidiaries FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC to third-party individuals (the “Buyers”). On April 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $310,055. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. During the six months ended September 30, 2025, the Company received $30,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On April 2, 2025, the management team approved to sell 100% of its equity interests in subsidiaries ARFY CORP., FLY GC INC., and ESEBIKE INC to third-party individuals (the “Buyers”). On May 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $156,517. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. During the six months ended September 30, 2025, the Company received $55,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On May 6, 2025, the management team approved to sell 100% of its equity interests in subsidiaries UFOTS CORP and FLYCORONA INC to third-party individuals (the “Buyers”). On June 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $60,207. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. During the six months ended September 30, 2025, the Company received $27,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

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

On July 18, 2025, the management team approved to sell 100% of its equity interests in subsidiaries MEEBIKE, FIYTRON INC and FLYAM INC to third-party individuals (the “Buyers”). On August 1, 2025, the Company entered into share transfer agreements with the Buyers.  Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all 1.9 liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $115,857. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

On August 19, 2025, the management team approved to sell 100% of its equity interests in subsidiaries TKPGO CORP., FIYET INC and FLYCLB INC to third-party individuals (the “Buyers”). On September 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances.  The Buyers agreed to purchase the shares for total cash consideration of $1,709. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

There was gain on the sale of subsidiaries of $64,452 for the three and six months ended September 30, 2025.

The disposal of these subsidiaries were not considered discontinued operations under ASC 205-20, as their disposal did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

As of March 31, 2025, the Company had classified the assets and liabilities of the subsidiaries that were sold on after March 31, 2025 as held for sale in accordance with ASC 360-10. The classification criteria were met when the management committed to a plan to sell.

Summarized Held for Sale Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the consolidated balance sheet, is as follows:

	September 30, 2025	March 31, 2025
ASSETS
Cash	$—	$61,548
Inventories, net	—	195,192
Prepayments and other receivables	—	22,096
Property and equipment, net	—	154,876
Security deposits	—	73,025
Operating lease right-of-use assets	—	1,955,765
Assets held for sale	$—	$2,462,502

LIABILITIES
Short-term loan payables	$—	$25,498
Operating lease liabilities – current	—	319,874
Operating lease liabilities – non-current	—	1,807,075
Liabilities held for sale	$—	$2,152,447

15 — SUBSEQUENT EVENTS

There were no significant events affecting the Company nor any of its subsidiaries after the end of the financial period and up to the date of this report requiring disclosure in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this quarterly report. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

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

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly since then and we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of December 16, 2025, we have 13 stores, including 12 retail stores in the U.S and one retail store in Canada. The Company offers rental services from selected locations in New York, Toronto, and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States. In addition, we plan to open a second online store focusing on selling gas bikes in the future. We plan to extend our business into South America and Europe in the future.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of December 16, 2025, we offered 27 E-motorcycle products, 37 E-bike products and 38 E-scooter products.

We also operate a rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations. The rental service, now available in New York City, and Los Angeles via the Go Fly rental service mobile app and select Fly E-Bike stores, provides users with a flexible and affordable e-bike rental option. As part of our growth strategy, we plan to expand the rental service to Miami in the near term.

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

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth, New York. For the three months ended September 30, 2025, we produced 1,146 E-motorcycles, 3,270 E-bikes and 756 E-scooters at the same facility. For the six months ended September 30, 2025, we produced 3,114 E-motorcycles, 4,783 E-bikes and 1,280 E-scooters at the same facility.

Recent Developments

Federal securities class action instituted on September 8, 2025

On September 8, 2025, a federal securities class action was filed in the United States District Court, Eastern District of New York, by plaintiff Dino Kurt, individually and on behalf of all others similarly situated, against defendants, the Company, chief executive officer (the “CEO”) Zhou Ou, and former chief financial officer (the “CFO”) Shiwen Feng. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 during the class period spanning from July 15, 2025, to August 14, 2025. The plaintiff claims that defendants provided materially false and misleading positive statements about revenue growth, brand reputation, and business expansion, while concealing or minimizing material adverse facts concerning the safety of the Company’s lithium battery and inadequate forecasting processes, which were already taking a material toll on E-vehicle (the “EV”) sales revenue. The plaintiff alleged when the Company filed a form NT 10-Q on August 14, 2025, which disclosed a 32% decrease in net revenues primarily driven by a decline in total units sold, attributed by the Company to “recent lithium-battery accidents involving E-Bikes and E-Scooters”; the price of Company’s common stock declined dramatically by about 87% in a single day, resulting in economic loss for the plaintiff and the class.

The relief sought includes determining that the action may be maintained as a class action, requiring defendants to pay damages sustained by the plaintiff and the class, and awarding pre-judgment and post-judgment interest, along with reasonable attorneys’ fees, expert fees, and other costs, with the monetary damages sought being certified to be in excess of $150,000.00.

Shareholder derivative action instituted on November 17, 2025

An action titled Kishan Shah, derivatively on behalf of FLY-E GROUP, INC. v. Zhou Ou, et al., was instituted on November 17, 2025 and is pending in the United States District Court, Eastern District of New York.

The principal parties include plaintiff Kishan Shah, representing the Company (the nominal defendant), against Individual defendants Zhou Ou, the Company’s CEO and Chairman,  Shiwen Feng, the Company’s former CFO and director, Lun Feng, Bin Wang, and Zanfeng Zhang, former directors of the Company.

The factual basis centers on the individual defendants’ knowing or reckless breaches of fiduciary duties concerning Lithium Battery Misconduct (as defined below) during the relevant period of July 15, 2025, through August 14, 2025. Plaintiff alleges that defendants consistently represented that the Company’s EVs were safe, but concealed that the lithium batteries used in their products lacked required New York City safety certification, were substandard quality, and posed a significant safety hazard, having resulted in multiple deadly fires in the greater New York City area (the “Lithium Battery Misconduct”). The plaintiff alleged that that, when the Company filed a Form NT 10-Q on August 14, 2025, disclosing a 32% decline in net revenue due primarily to consumer apprehension stemming from an “increasing number of lithium-battery explosion incidents in New York,” causing the Company’s stock price to plummet approximately 87.1%. As a result of the alleged misconduct, the plaintiff claims that the Company has incurred and will continue to incur significant damages, including substantial legal fees and costs associated with the class action and related internal investigations, and many other expenditures.

The relief sought, on behalf of the Company, includes a declaration that the individual defendants breached their fiduciary duties, an award of damages against the individual defendants (jointly and severally), restitution and disgorgement of profits from the individual defendants, and court orders directing the Company to implement improved corporate governance and internal control procedures to prevent future damaging events.

Shareholder derivative action instituted on October 28, 2025

Due to the similar factual basis, on October 28, 2025, another shareholder derivative action, Martin Flynn, derivatively on behalf of FLY-E GROUP, INC. v. Zhou (Andy) Ou, et al., was instituted in the United States District Court, Eastern District of New York.

The principal parties are Plaintiff Martin Flynn, derivatively acting on behalf of the nominal defendant, the Company, against individual defendants who served as directors and officers, including Zhou Ou, the CEO and chairman of the board, Shiwen Feng, the former CFO, Bin Wang, Lun Feng, and Zanfeng Zhang, the former directors.

The action alleges that during the relevant time period (July 15, 2025, to August 14, 2025), these defendants breached their fiduciary duties and engaged in gross mismanagement by making materially false and misleading statements and omissions, specifically concerning the safety of the Company’s lithium battery. Although defendants provided overwhelmingly positive statements regarding growth and brand reputation, they concealed or failed to disclose the true impact of “recent lithium-battery accidents involving E-Bikes and E-Scooters” on sales revenues. The complaint alleged, when the Company filed a form NT 10-Q on August 14, 2025 disclosing a 32% decrease in net revenues attributed to a decline in units sold due to an “increasing number of lithium battery explosion incidents in New York,” which caused the Company’s stock price to drop approximately 87%. The misconduct resulted in substantial harm to the Company, including costs incurred for defending the separate Securities Class Action. The relief sought, on behalf of the Company, includes a declaration that the action may be maintained as a derivative action, an award of damages sustained by the Company, restitution and disgorgement of profits from the Individual Defendants, and the granting of appropriate equitable relief, such as the institution of appropriate corporate governance measures.

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

On May 21, 2025, Company, along with its certain subsidiaries and certain individuals, and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company and the other defendants agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025, and entered into a Consent Judgment and Permanent Injunction pursuant to which the Company and the other defendants agreed not to offer for sale, sell, or distribute products with UL Marks that were not tested and certified by UL. During the six months ended September 30, 2025, the Company paid $800,000 to UL. From October 1, 2025 to the date of this report, the Company paid $200,000 to UL.

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

On June 16, 2025, the board of directors approved a one-for-five (1:5) reverse stock split of the Company’s issued and outstanding shares of common stock (the “2025 First Reverse Stock Split”). On July 2, 2025, the Company filed with the Secretary of State of the State of Delaware the Second Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the 2025 First Reverse Stock Split. The 2025 First Reverse Stock Split became effective as of 5:00 p.m., Eastern Time, on July 3, 2025, and the Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on July 7, 2025.

After the 2025 First Reverse Stock Split, every five (5) shares of the Company’s issued and outstanding common stock have been automatically converted into one share of common stock, without any change in the par value per share. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s stock incentive plan has been reduced proportionately. Any fraction of a share of common stock created as a result of the 2025 First Reverse Stock Split was rounded up to the nearest whole share. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “FLYE.”

On September 15, 2025,the Company planned to hold a special meeting of stockholders, but adjourned to October 13, 2025 in order to achieve a quorum (the “Special Meeting”). At the special meeting, the stockholder approved a proposal to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, , by a ratio in the range of 1-for-2 to 1-for-20, with such ratio to be determined in the discretion of the board of directors of the Company and with such action to be effected at such time and date, if at all, as determined by the board of directors within one year after the conclusion of the special meeting.

On October 13, 2025, the board of directors approved a one-for-twenty (1:20) reverse stock split of the Company’s issued and outstanding shares of common stock (the “2025 Second Reverse Stock Split”). On October 23, 2025, the Company filed with the Secretary of State of the State of Delaware the Second Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the 2025 Second Reverse Stock Split. The 2025 Second Reverse Stock Split became effective on November 4, 2025, and the Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on November 4, 2025.

After the 2025 Second Reverse Stock Split, every twenty (20) shares of the Company’s issued and outstanding common stock have been automatically converted into one share of common stock, without any change in the par value per share. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s stock incentive plan has been reduced proportionately. Any fraction of a share of common stock created as a result of the 2025 Second Reverse Stock Split was rounded up to the nearest whole share. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “FLYE.”

Unless otherwise noted, the share and per share information in this report reflects the two 2025 Reverse Stock Split.

Registered Direct Offering and Private Placement Offering

On June 2, 2025, we closed our registered direct offering of an aggregate of (i) 285,956 shares of our common stock, par value $0.01 and (ii) 571,912 warrants (the “Warrants”) to purchase 571,912 shares of common stock at a combined purchase price per share and accompanying Warrants of $24.28, resulting in net proceeds to us of $6.24 million after deducting placement agent fees and offering expenses. All of the shares (including shares underlying the Warrants) were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-286678), which was declared effective by the Securities and Exchange Commission on May 15, 2025. American Trust Investment Services, Inc. (“ATIS”) acted as the exclusive placement agent for the offering. We paid ATIS aggregate commissions of $219,430 and incurred offering expenses of $178,625.

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of (i) 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the Six months ended September 30, 2025, the Company received proceeds of $3,400,000 from the investors. The remaining net proceeds of $7,596,558 were held in escrow as of September 30, 2025, and were all received in October and November 2025. The disclosure that the closing of this transaction occurred on September 30, 2025, in the Form 8-K filed with the SEC was incorrect and is hereby corrected.

Disposal of Certain Subsidiaries

During the six months ended September 30, 2025, the Company disposed several subsidiaries as part of a disposal plan aimed at simplifying its legal and operational structure and improving administrative efficiency. The divestitures were not intended to be a strategic withdrawal from any specific geographic region or industry, but rather a measure to streamline the Company’s corporate structure and reduce complexity in financial reporting. Between April and September 2025, the Company sold 17 subsidiaries to third-party individuals in multiple transactions, for an aggregated cash consideration of approximately $0.9 million.  See “Note 14— Disposal of Subsidiaries” in the accompanying consolidated financial statements for details.

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of December 16, 2025, we currently operate 13 stores, including 12 retail stores in the U.S. and one retail store in Canada. During the three months ended September 30, 2025, 9 retail stores in the U.S were sold for streamlining the Company’s corporate structure and reducing complexity in financial reporting and operating costs. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters and selling our product in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the three months ended September 30, 2025, our net revenues decreased by 42.7% to $3.9 million, compared to $6.8 million for the same period in 2024, which was primarily driven by a decrease in average unit price of EVs which dropped by 61% as a result of lowering the selling prices to reduce aged inventory for the three months ended September 30, 2025.

For the six months ended September 30, 2025, our net revenues decreased by 37.2% to $9.2 million, compared to $14.7 million for the same period in 2024, which was primarily driven by a decrease in total units sold and reductions in selling prices to reduce aged inventory for the six months ended September 30, 2025.

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

Employees

Our payroll expenses were $0.6 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024. Our payroll expenses were $1.2 million for the six months ended September 30, 2025, compared to $1.5 million for the six months ended September 30, 2024. As 17 stores were sold and 1 store was closed during the six months ended September 30, 2025, and the Company is planning to sell more stores in the subsequent quarter we expect a decrease in payroll expenses in the next quarter due to reduced demand for store sales staff. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional. Effective management of payroll expenses remains crucial to our ability to grow revenue and enhance our financial results, especially as we navigate a reduced workforce.

Vendor and Supply Management

During the three months ended September 30, 2025, we worked with two principal vendors, Depcl Corp. and Xiamen Innolabs Technology Co., Ltd, each of which respectively supplied approximately 72.0% and 6.6% of the accessories and components used in all our products for the three months ended September 30, 2025. During the six months ended September 30, 2025, we worked with two principal vendors, Depcl Corp. and Xiamen Innolabs Technology Co., Ltd, each of which respectively supplied approximately 68% and 7.6% of the accessories and components used in all our products for the six months ended September 30, 2025.

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

Regulatory Landscape

We operate in an industry that is subject to extensive environmental, safety and other laws and regulations, which include products safety and testing, as well as battery safety and disposal. These requirements create additional costs and possible production delay in connection with the testing and manufacturing of our products. We also benefit from environmental regulations in our target markets which include economic incentives to purchasers of EVs and tax credits for EV manufacturers. The Governor of New York State signed a legislative package in July 2024 aimed at raising awareness about the safe use of e-bikes and lithium-ion battery products, prohibiting the sale of non-compliant batteries, requiring safety protocols and training for first responders, mandating operating manuals for e-bike retailers, and improving accident reporting and registration processes for e-bikes and mopeds. Additionally, in January 2025, the New York City Department of Transportation launched a $2 million trade-in program, allowing eligible food delivery workers to replace their unsafe e-bikes, e-mobility devices, and batteries with certified, high-quality versions. Our Fly-11 PRO was chosen for the official model of DOT and participates in this program. From January 2025 to September 2025, we participated in this program and completed the delivery of Fly-11 Pro models to our retail partner participating in the program. While we expect relevant regulations to provide a tailwind to our growth, it is possible for other regulations to result in margin pressures.

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

We expect that our selling and marketing expenses will decrease in the foreseeable future, as more retail stores are expected to be sold with reduced selling and marketing activities.

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses, facilities and equipment expenses, such as depreciation and amortization expense and rent, and professional fees. We expect that our general and administrative will decrease in the foreseeable future, as more retail stores are expected to be sold with reduced general and administrative activities.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table sets forth the components of our results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Revenues, Net	$3,908,862	$6,824,406	$(2,915,544)	(42.7)%
Cost of Revenues	2,932,341	3,919,952	(987,611)	(25.2)%
Gross Profit	976,521	2,904,454	(1,927,933)	(66.4)%
Operating Expenses
Selling Expenses	1,027,726	2,041,435	(1,013,709)	(49.7)%
General and Administrative Expenses	997,218	2,094,078	(1,096,860)	(52.4)%
Total Operating Expenses	2,024,944	4,135,513	(2,110,569)	(51.0)%
Loss from Operations	(1,048,423)	(1,231,059)	182,636	(14.8)%
Other Expenses, Net	(148,153)	(53,929)	(94,224)	174.7%
Interest Expense, Net	(539,537)	(23,795)	(515,742)	2,167.4%
Income Taxes Benefit (Expense)	(40,012)	165,935	(205,947)	(124.1)%
Net Loss	$(1,776,125)	$(1,142,848)	$(633,277)	55.4%

Revenues

	For the Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Sales-Retail	$2,071,031	$5,923,576	$(3,896,545)	(65.8)%
Sales-Wholesale	$1,722,868	$900,830	$822,038	91.3%
Sales-Rental services	$158,963	$—	$158,963	N/A
Total Net Revenues	$3,908,862	$6,824,406	$(2,915,544)	(42.7)%

For the three months ended September 30, 2025, our net revenues decreased by 42.7% to $2.9 million, compared to $6.8 million for the same period in 2024, which was primarily driven by decrease in average unit price of EV s, which dropped by 61% as a result of lowering the selling prices to reduce aged inventory for the three months ended September 30, 2025. The reason for, and the percentage of the decrease in net revenues for the three months ended September 30, 2025 compared to the figure for the same period in 2024 that were disclosed in the NT 10-Q filed with the SEC on November 17, 2025, was incorrect and is hereby corrected.

Our retail sales revenue decreased by $3.9 million, or 65.8%, from $5.9 million for the three months ended September 30, 2024 to $2.0 million for the three months ended September 30, 2025. Our wholesale revenue increased by $0.8 million, or 91.3%, from $0.9 million for the three months ended September 30, 2024 to $1.7 million for the three months ended September 30, 2025. The decrease in retail sales revenue is mainly due to recent lithium-battery accidents involving E-Bikes and E-Scooters. With an increasing number of lithium-battery explosion incidents in New York, customers are less inclined to purchase E-Bikes. Consequently, sales have declined as customers opt for oil-powered vehicles over electric vehicles. The decrease in retail sales also attributed in part to the closures and disposition of our retail stores during the three months ended September 30, 2025. The increase in wholesales revenue was driven primarily by revenue contribution from the dispositioned entities during the three months ended September 30, 2025. Although certain retail stores were sold, these stores continued to purchase products from the Company, which contributes an increase of wholesale revenue.

Cost of Revenues

Cost of revenues decreased by 25.2%, from $3.9 million for the three months ended September 30, 2024, to $2.9 million for the three months ended September 30, 2025. The decrease in cost of revenues was primarily attributable to a reduction in sales volume, as discussed above.

Gross Margin

The following table shows our gross profit and gross margin for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Gross Profit	$976,521	$2,904,454	$(1,927,933)	(66.4)%
Gross Margin	25.0%	42.6%

Gross profit for the three months ended September 30, 2025 and 2024 was $1.0 million and $2.9 million, respectively. Gross margin was 25.0% and 42.6% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross margin was mainly due to a combined effect of decrease in average unit price of EVs, which dropped by 61% for the three months ended September 30, 2025 and the increased revenues from rental business with higher margin than our other businesses. The rental business was launched in the fourth quarter of 2024. Gross margin of rental business was 79.8% and nil for the three months ended September 30, 2025 and 2024, respectively.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Selling Expenses	$1,027,726	$2,041,435	$(1,013,709)	(49.7)%
General and Administrative Expenses	997,218	2,094,078	(1,096,860)	(52.4)%
Total Operating Expenses	$2,024,944	$4,135,513	$(2,110,569)	(51.0)%
Percentage of Revenue	51.8%	60.6%

Total operating expenses were $2.0 million for the three months ended September 30, 2025, a decrease of $2.1 million, or 51.0%, compared to $4.1 million for the three months ended September 30, 2024. The increase in operating expenses was attributable to the increase in our depreciation expense, professional fees, product and software development expenses, as more fully discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, and advertising expenses of retail stores. Total payroll expenses were $0.6 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024. Rent was $0.3 million for the three months ended September 30, 2025, compared to $0.8 million for the three months ended September 30, 2024. Advertising expenses were $15,457 for the three months ended September 30, 2025, compared to $129,542 for the three months ended September 30, 2024 . The decrease in these expenses was primarily due to the closures and dispositions of retail stores during this quarter.

General and Administrative Expenses

General and administrative expenses decreased during the three months ended September 30, 2025 compared to the same period of previous year. Professional fees decreased to $0.5 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024, primarily attributable to the decrease in audit fee, consulting fee, legal fee and IR expenses associated with our public offering and ongoing reporting obligations. Payroll expenses decreased to $0.1 million for the three months ended September 30, 2025 from $0.4 million for the three months ended September 30, 2024 primarily due to decrease in headcount of office assistants. Depreciation expense increased to $0.06 million for the three months ended September 30, 2025, compared to $0.04 million for the same period in prior year due to the increasing cost basis of fixed assets.

Interest expenses, net

Interest expenses, net were $0.54 million for the three months ended September 30, 2025, an increase of $0.52 million from interest expenses, net of $0.02 million for the three months ended September 30, 2024. This increase was primarily because of an increase in loans payable with higher average annual interest rate to finance the business operation of the Company for the three months ended September 30, 2025.

Income Tax Benefits (Provisions)

Income taxes expense was $40,012 for the three months ended September 30, 2025, a change from income tax benefit of $165,935 for the three months ended September 30, 2024. Although the Company incurred pre-tax losses in both periods, the change was primarily because of differences in the recognition of deferred tax assets and related valuation allowance.

Net Loss

Net loss was $1.8 million for the three months ended September 30, 2025, an increase of $0.6 million, or 55.4%, from net loss of $1.1 million for the three months ended September 30, 2024, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Net loss	$(1,776,125)	$(1,142,848)	$(633,277)	55.4%
Income tax provision (benefit)	40,012	(165,935)	205,947	(124.1)%
Depreciation	204,466	85,859	118,607	138.1%
Interest Expenses	539,537	23,795	515,742	2,167.4%
Amortization	27,446	7,895	19,551	247.6%
EBITDA	$(964,664)	$(1,191,234)	$226,570	(19.0)%
Percentage of Revenue	(24.7)%	(17.5)%		(7.2)%

Before interest expenses, income tax, depreciation, and amortization, for the three months ended September 30, 2025, our net loss was approximately $1.0 million, a decrease of approximately $0.2 million, compared to net loss of $1.2 million for the three months ended September 30, 2024, which was mainly attributable to the decrease in revenue, selling expenses and general and administrative expenses described above. The ratio of EBITDA to revenue was negative 24.7% and negative 17.5% for the three months ended September 30, 2025 and 2024, respectively.

Results of Operations for the Six Months Ended September 30, 2025 and 2024

The following table sets forth the components of our results of operations for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended September 30,
	2025	2024	Change	Percentage Change
Revenues, Net	$9,237,060	$14,697,832	$(5,460,772)	(37.2)%
Cost of Revenues	5,999,164	8,693,744	(2,694,580)	(31.0)%
Gross Profit	3,237,896	6,004,088	(2,766,192)	(46.1)%
Operating Expenses
Selling Expenses	2,348,943	3,653,930	(1,304,987)	(35.7)%
General and Administrative Expenses	3,442,151	3,626,716	(184,565)	(5.1)%
Total Operating Expenses	5,791,094	7,280,646	(1,489,552)	(20.5)%
Loss from Operations	(2,553,198)	(1,276,558)	(1,276,640)	100.0%
Other Expenses, Net	(156,051)	(47,411)	(108,640)	229.1%
Interest Expenses, Net	(1,085,771)	(91,877)	(993,894)	1,081.8%
Income Taxes Benefit (Expense)	10,247	93,490	(83,243)	(89.0)%
Net Loss	$(3,784,773)	$(1,322,356)	$(2,462,417)	186.2%

Revenues

	For the Six Months Ended September 30,
	2025	2024	Change	Percentage Change
Sales-Retail	$5,789,860	$12,793,994	$(7,004,134)	(54.7)%
Sales-Wholesale	$3,150,099	$1,903,838	$1,246,261	65.5%
Sales-rental services	$297,101	$—	$297,101	N/A
Total Net Revenues	$9,237,060	$14,697,832	$(5,460,772)	(37.2)%

Our net revenues were $9.2 million for the six months ended September 30, 2025, a decrease of 37.2%, from $14.7 million for the six months ended September 30, 2024. The decrease in our net revenues was driven by a decrease in total units sold, which decreased by 2,924 units, from 31,936 units for the six months ended September 30, 2024 to 29,012 units for the six months ended September 30, 2025, and as a result of lowering the selling prices to reduce aged inventory. From the six months ended September 30, 2024 to the six months ended September 30, 2025, while the number of units sold of certain other types of products increased, the quantities of motorcycles and batteries sold, which normally contribute significantly to revenues, decreased by 641 units and 5,332 units, respectively, thereby resulting in an overall decrease in the total number of units sold.

Our retail sales revenue decreased by $7.0 million, or 54.7%, from $12.8 million for the six months ended September 30, 2024 to $5.8 million for the six months ended September 30, 2025. Our wholesale revenue increased by $1.2 million, or 65.5%, from $1.9 million for the six months ended September 30, 2024 to $3.2 million for the six months ended September 30, 2025. The decrease in retail sales revenue is mainly due to decrease in number of retail stores during the six months ended September 30, 2025. The increase in wholesales revenue was driven primarily by contributions from the disposed entities during the six months ended September 30, 2025. Although certain retail stores were sold, these stores continued to purchase products from the Company, which contributed to the increase of wholesale revenue.

Cost of Revenues

Cost of revenues decreased by 31.0%, from $8.7 million for the six months ended September 30, 2024, to $6.0 million for the six months ended September 30, 2025. The decrease in cost of revenues was primarily attributable to a reduction in battery sales volume, as discussed previously. These factors collectively contributed to the overall decrease in cost of revenues.

Gross Margin

The following table shows our gross profit and gross margin for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended September 30,
	2025	2024	Change	Percentage Change
Gross Profit	$3,237,896	$6,004,088	$(2,766,192)	(46.1)%
Gross Margin	35.1%	40.9%

Gross profit for the six months ended September 30, 2025 and 2024 was $3.2 million and $6.0 million, respectively. Gross margin was 35.1% and 40.9% for the six months ended September 30, 2025 and 2024, respectively. The decrease in gross margin was driven primarily by the decrease of the average sale price of our EVs for the six months ended September 30, 2025 when compared with the six months ended September 30, 2024, and increased revenues from rental business with higher margin than our other businesses.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended September 30,
	2025	2024	Change	Percentage Change
Selling Expenses	$2,348,943	$3,653,930	$(1,304,987)	(35.7)%
General and Administrative Expenses	3,442,151	3,626,716	(184,565)	(5.1)%
Total Operating Expenses	$5,791,094	$7,280,646	$(1,489,552)	(20.5)%
Percentage of Revenue	62.7%	49.5%

Total operating expenses were $5.8 million for the six months ended September 30, 2025, a decrease of $1.5 million, or 20.5%, compared to $7.3 million for the six months ended September 30, 2024. The decrease in operating expenses was attributable to the decrease in our payroll expenses, rent expenses, meals and entertainment expenses, professional fees, and development expenses as we downsized our business as discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities expenses, and advertising expenses of retail stores. Total payroll expenses were $1.2 million for the six months ended September 30, 2025, compared to $1.5 million for the six months ended September 30, 2024. Rent expenses were $0.7 million for the six months ended September 30, 2025, compared to $1.5 million for the six months ended September 30, 2024. Utilities expenses were $81,468 for the six months ended September 30, 2025, compared to $119,252 for the six months ended September 30, 2024. Advertising expenses were $32,870 for the six months ended September 30, 2025, compared to $0.2 million for the six months ended September 30, 2024 . The decrease in these expenses was primarily due to the closures and dispositions of retail stores in the six months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses decreased during the six months ended September 30, 2025 compared to the previous year. Professional fees increased to $2.0 million for the six months ended September 30, 2024, compared to $1.3 million for the six months ended September 30, 2024, primarily attributable to the increase in audit fee, consulting fee, legal fee and IR expenses associated with our initial public offering and ongoing reporting obligations. Payroll expenses decreased to $0.4 million for the six months ended September 30, 2025 from $0.8 million for the six months ended September 30, 2024 primarily due to employees terminated in operation and accounting departments. Insurance expenses decreased to $0.3 million for the six months ended September 30, 2025, compared to $0.5 million for the same period of prior year as a result of less insurance policies purchased for closed stores during the six months ended September 30, 2025. Software development fee decreased to $0.27 million for the six months ended September 30, 2025, compared to $0.31 million for the same period in prior year as a result of less maintenance services required for Fly E-Bike app as a result of the closures and dispositions of retail stores during the six months ended September 30, 2025.

Income Tax Benefit

Income tax benefit was $10,247 for the six months ended September 30, 2025, a decrease of $83,243 from income tax benefit of $93,490 for the six months ended September 30, 2024. This decrease was primarily because of differences in the recognition of deferred tax assets and related valuation allowance for the six months ended September 30, 2025.

Net Loss

Net loss was $3.8 million for the six months ended September 30, 2025, an increase of $2.5 million, or 186.2%, from net loss of $1.3 million for the six months ended September 30, 2024, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended September 30,
	2025	2024	Change	Percentage Change
Loss from Operations	$(3,784,773)	$(1,322,356)	$(2,462,417)	186.2%
Income Tax Benefit	(10,247)	(93,490)	83,243	(89.0)%
Depreciation	417,258	180,910	236,348	130.6%
Interest Expenses	1,085,771	91,877	993,894	1081.8%
Amortization	54,761	8,846	45,915	519.0%
EBITDA	$(2,237,230)	$(1,134,213)	$(1,103,017)	97.2%
Percentage of Revenue	(24.2)%	(7.7)%		(16.5)%

Before interest expenses, income tax, depreciation, and amortization, for the six months ended September 30, 2025, our net loss was $2.2 million, an increase of $1.1 million, compared to net loss of $1.1 million for the six months ended September 30, 2024, which was mainly attributable to the decrease in revenue, decrease in selling and general and administrative expense described above. The ratio of EBITDA to revenue was negative 24.2% and 7.7% for the six months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $2.5 million. We had working capital of $8.1 million and $1.3 million as of September 30, 2025 and March 31, 2025, respectively. We had net loss of $3.7 million and $1.3 million for the six months ended September 30, 2025 and 2024, respectively. During the six months ended September 30, 2025, net cash used in operating activities of the Company was approximately $7.7 million. As of September 30, 2025, the Company had a current portion of contractual obligation of approximately $7.8 million, including short-term loan payables of approximately $5.5 million, current portion of long-term loan payables of approximately $0.2 million, accrued UL penalty of $0.2 million and current portion of operating lease liabilities of approximately $1.8 million.

We have funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO and equity financing, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of September 30, 2025. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 4, 2025, the Company issued 285,956 shares of common stock, at a price of $24.28 per share in its follow-on public offering for gross proceeds of $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company.

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of (i) 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the Six months ended September 30, 2025, the Company received proceeds of $3,400,000 from the investors. The remaining net proceeds of $7,596,558 were all collected in October and November 2025.

As of September 30, 2025, the Company had working capital of approximately $8.1 million and cash of approximately $2.5 million. The main cash outflow for the six months ended September 30, 2025 was from net loss of $3.8 million, a decrease in accounts payable of $0.7 million, an increase in accounts receivable of $1.0 million, an increase in inventory of $1.1 million, and an increase in prepayments and other receivables of $1.4 million. As of September 30, 2025, the Company had a current portion of contractual obligation of approximately $7.8 million, including short-term loan payables of approximately $5.5 million, current portion of long-term loan payables of approximately $0.2 million, accrued UL penalty of $0.2 million and current portion of operating lease liabilities of approximately $1.8 million. The Company became default of repayment for loan with Peapack-Gladstone Bank since August 31, 2025. For the six months ended September 30, 2025, the Company paid $373,683 on interest of the line of credit without further penalty. From October 1 to December 16, 2025, the Company paid $1,000,000, $172,693 and $117,921 on principal, interest and forbearance fee of the loan, respectively. Up to the date of this report, the Company entered into forbearance and modification agreement with the bank on November 7, 2025 for extension of repayment deadline with interest rate of 12.875% to March 31, 2026. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. For the next 12 months from the issuance date of this report, we plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of September 30, 2025 and March 31, 2025, our accounts receivable, net of allowance for credit losses, was $1.5 million and $0.5 million, respectively. Our accounts receivable turnover period decreased from 71 days in the year ended March 31, 2025 to 69 days in the six months ended September 30, 2025 which was mainly attributable to the implementing stricter credit policies to customers.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of September 30, 2025 and March 31, 2025, our accounts payable were $0.6 million and $1.3 million, respectively. Our accounts payable turnover period decreased to 20 days for the six months ended September 30, 2025 from 33 days for the year ended March 31, 2025, which was primarily due to the Company’s accelerated payments to certain suppliers during the quarter. The company pay invoices more promptly to ensure continued favorable terms and reliable service.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $2.3 million, from $3.7 million as of March 31, 2025, to $5.9 million as of September 30, 2025. This significant increase is mainly due to the launch of Company’s E-bike rental services, which required additional inventory. As a result, during the six months ended September 30, 2025, the Company made substantial prepayments to vendors to secure inventory for the new services.

Our inventories primarily include our EVs, their accessories and spare parts. As of September 30, 2025 and March 31, 2025, our inventories, net of allowance, were $6.5 million and $6.4 million, respectively. The increase in inventories was primarily due to our plan for the new rental and maintenance services business. Our inventory turnover days increased to 273 days in the six months ended September 30, 2025, from 143 days in the year ended March 31, 2025, which was primarily due to strategic inventory buildup, allowing us to start new services.

As of September 30, 2025 and March 31, 2025, the total outstanding amount of loan principal was $7.8 million and $7.4 million, respectively. For the six months ended September 30, 2025 and 2024, the interest expenses on our loans amounted to $1.1 million and $91,877, respectively. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included within this quarterly report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended September 30,
	2025	2024
Net Cash Used in Operating Activities	$(7,707,529)	$(9,412,145)
Net Cash Used in Investing Activities	(452,040)	(2,845,468)
Net Cash Provided by Financing Activities	9,803,019	12,126,060
Net changes in cash including cash classified within current assets held for sale	$1,643,450	$(131,553)

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2025 was $7.7 million, which was due to net loss of $3.8 million, a decrease in accounts payable of $0.7 million, a decrease of accrued expenses and other payables of $0.8 million, an increase in accounts receivable of $1.0 million, an increase in inventory of $1.1 million, an increase in prepayments and other receivables of $1.4 million, and decrease in operating lease liabilities of $2.7 million partially offset by amortization of right-of-use assets of $2.7 million,  depreciation expenses of $0.4 million, and inventories impairment loss of $0.6 million provided during the six months ended September 30, 2025.

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

Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended September 30, 2025, which was due to purchase of properties and equipment of $0.04 million, advance to a related party of $0.2 million, and cash released from disposal of entities of $0.2 million.

Net cash used in investing activities was $2.8 million for the six months ended September 30, 2024, which was due to purchases of properties and equipment of $1.6 million, purchase of GO FLY App from a related party of $0.5 million, purchase of software from a related party of $0.8 million, the advance to a related party of $0.5 million, and partially offset by the repayment from a related party of $0.5 million.

Financing Activities

Net cash provided by financing activities was $9.8 million for the six months ended September 30, 2025, which consisted of net proceeds from our follow-on public offering and private placement offering of $9.8 million, and loan proceeds of $1.9 million, partially offset by repayments of loans of $1.3 million and payment of public offering costs of $0.5 million.

Net cash provided by financing activities was $12.1 million for the six months ended September 30, 2024, which consisted of net proceeds of the IPO of $9.2 million, and loan proceeds of $3.7 million, partially offset by repayments of loans of $0.4 million and payment of IPO costs of $0.3 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of September 30, 2025:

Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and Others	$7,538,167	$1,819,910	$4,050,575	$1,304,095	$363,587
Loan Payable	7,758,832	5,741,239	108,170	30,870	1,878,553
UL Litigation	200,000	200,000	—	—	—
Total Contractual Obligations	$15,496,999	$7,761,149	$4,158,745	$1,334,965	$2,242,140

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

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest expenses on our short-term and long-term loan payables. Our short-term and long-term loan payables bear interests at fixed rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in market interest rates. However, our future interest expenses may exceed expectations due to changes in market interest rates. If we were to renew these short-term and long-term loan payables, we might be subject to interest rate risk.

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

Estimated Allowance for Inventory Obsolescence Reserve

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of September 30, 2025 and March 31, 2025, we recorded inventory reserves balance of $959,087 and $1,107,569, respectively.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our unaudited condensed consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant commenced work in February 2025. We have begun organizing regular training programs for our accounting personnel, with a focus on U.S. GAAP and SEC reporting requirements, in order to improve the competence and awareness of our finance team. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we concluded that these material weaknesses had not been fully remediated as of September 30, 2025. Accordingly, we continue to consider these material weaknesses to be ongoing as of that date.

As of September 30, 2025, we believe that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of our financial reporting due to the material weaknesses identified above.

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

Federal securities class action instituted on September 8, 2025

On September 8, 2025, a federal securities class action was filed in the United States District Court, Eastern District of New York, by plaintiff Dino Kurt, individually and on behalf of all others similarly situated, against defendants, the Company, chief executive officer (the "CEO") Zhou Ou, and former chief financial officer (the "CFO") Shiwen Feng. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 during the class period spanning from July 15, 2025, to August 14, 2025. The plaintiff claims that defendants provided materially false and misleading positive statements about revenue growth, brand reputation, and business expansion, while concealing or minimizing material adverse facts concerning the safety of the Company’s lithium battery and inadequate forecasting processes, which were already taking a material toll on E-vehicle (the "EV") sales revenue. The plaintiff alleged when the Company filed a form NT 10-Q on August 14, 2025, which disclosed a 32% decrease in net revenues primarily driven by a decline in total units sold, attributed by the Company to "recent lithium-battery accidents involving E-Bikes and E-Scooters"; the price of Company’s common stock declined dramatically by about 87% in a single day, resulting in economic loss for the plaintiff and the class.

The relief sought includes determining that the action may be maintained as a class action, requiring defendants to pay damages sustained by the plaintiff and the class, and awarding pre-judgment and post-judgment interest, along with reasonable attorneys’ fees, expert fees, and other costs, with the monetary damages sought being certified to be in excess of $150,000.00.

Shareholder derivative action instituted on November 17, 2025

An action titled Kishan Shah, derivatively on behalf of FLY-E GROUP, INC. v. Zhou Ou, et al., was instituted on November 17, 2025 and is pending in the United States District Court, Eastern District of New York.

The principal parties include plaintiff Kishan Shah, representing the Company (the nominal defendant), against Individual defendants Zhou Ou, the Company's CEO and Chairman,  Shiwen Feng, the Company's former CFO and director, Lun Feng, Bin Wang, and Zanfeng Zhang, former directors of the Company.

The factual basis centers on the individual defendants' knowing or reckless breaches of fiduciary duties concerning Lithium Battery Misconduct (as defined below) during the relevant period of July 15, 2025, through August 14, 2025. Plaintiff alleges that defendants consistently represented that the Company’s EVs were safe, but concealed that the lithium batteries used in their products lacked required New York City safety certification, were substandard quality, and posed a significant safety hazard, having resulted in multiple deadly fires in the greater New York City area (the "Lithium Battery Misconduct"). The plaintiff alleged that when the Company filed a Form NT 10-Q on August 14, 2025, disclosing a 32% decline in net revenue due primarily to consumer apprehension stemming from an "increasing number of lithium-battery explosion incidents in New York," causing the Company’s stock price to plummet approximately 87.1%. As a result of the alleged misconduct, the plaintiff claims that the Company has incurred and will continue to incur significant damages, including substantial legal fees and costs associated with the class action and related internal investigations, and many other expenditures.

The relief sought, on behalf of the Company, includes a declaration that the individual defendants breached their fiduciary duties, an award of damages against the individual defendants (jointly and severally), restitution and disgorgement of profits from the individual defendants, and court orders directing the Company to implement improved corporate governance and internal control procedures to prevent future damaging events.

Shareholder derivative action instituted on October 28, 2025

Due to the similar factual basis, on October 28, 2025, another shareholder derivative action, Martin Flynn, derivatively on behalf of FLY-E GROUP, INC. v. Zhou (Andy) Ou, et al., was instituted in the United States District Court, Eastern District of New York.

The principal parties are Plaintiff Martin Flynn, derivatively acting on behalf of the nominal defendant, the Company, against individual defendants who served as directors and officers, including Zhou Ou, the CEO and chairman of the board, Shiwen Feng, the former CFO, Bin Wang, Lun Feng, and Zanfeng Zhang, the former directors.

The action alleges that during the relevant time period (July 15, 2025, to August 14, 2025), these defendants breached their fiduciary duties and engaged in gross mismanagement by making materially false and misleading statements and omissions, specifically concerning the safety of the Company’s lithium battery. Although defendants provided overwhelmingly positive statements regarding growth and brand reputation, they concealed or failed to disclose the true impact of "recent lithium-battery accidents involving E-Bikes and E-Scooters" on sales revenues. The complaint alleged, when the Company filed a form NT 10-Q on August 14, 2025 disclosing a 32% decrease in net revenues attributed to a decline in units sold due to an "increasing number of lithium battery explosion incidents in New York," which caused the Company’s stock price to drop approximately 87%. The misconduct resulted in substantial harm to the Company, including costs incurred for defending the separate Securities Class Action. The relief sought, on behalf of the Company, includes a declaration that the action may be maintained as a derivative action, an award of damages sustained by the Company, restitution and disgorgement of profits from the Individual Defendants, and the granting of appropriate equitable relief, such as the institution of appropriate corporate governance measures.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025 as filed with the SEC on July 15, 2025 other than those included below.

An adverse determination in any significant product liability claim against us could materially adversely affect our business, results of operations or financial condition.

The development, production, marketing, sale and usage of our vehicles will expose us to significant risks associated with product liability claims. As a provider of consumer products, we are, from time to time, subject to civil litigation regarding those products, including in publicly-available court filings. Our business is vulnerable to product liability claims, and we may face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. If our products are defective, malfunction or are used incorrectly by our customers, it may result in bodily injury, property damage or other injury, including death, which could give rise to product liability claims against us. For example, our certain EVs use lithium-ion batteries, which, if not appropriately managed and controlled, can rapidly release energy by venting smoke and flames that can ignite nearby materials. Any potential issues with the lithium-ion batteries used in our EVs could have a material adverse effect on our business, financial condition, and results of operations, including a significant negative impact on our revenue. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to product liability claims against us and potentially a safety recall. Any losses that we may suffer from any liability claims and the effect that any product liability litigation may have upon the brand image, reputation and marketability of our products could have a material adverse impact on our business, results of operations or financial condition. No assurance can be given that material product liability claims will not be made in the future against us, or that claims will not arise in the future in excess or outside of our insurance coverage and contractual indemnities with suppliers and manufacturers. We may not be able to obtain adequate product liability insurance for our existing or new products or the cost of doing so may be prohibitive. Adverse determinations of material product liability claims made against us could also harm our reputation and cause us to lose customers and could have a material adverse effect on our business, prospects, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Zhou Ou
Chief Executive Officer
(Principal Executive Officer)

December 18, 2025

	By:	/s/ Lisa Fan
Lisa Fan
Chief Financial Officer
(Principal Financial and Accounting Officer)

December 18, 2025