Form 10-K
period 2026-03-31
Fly-E Group, Inc.
filed 2026-07-23
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting and non-voting common stock of Fly-E Group, Inc. held by non-affiliates was approximately $20.2 million based upon the closing price per share of $0.69 on September 30, 2025.

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

As of July 23, 2026, there were 1,632,386 shares of common stock of the registrant issued and outstanding.

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

Our first store was established in 2018 in New York. Our business has grown rapidly since then and we believe we are now one of the leading providers of E-bikes for food delivery workers in New York City. As of July 23, 2026, we have 4 stores in the U.S. The Company offers rental services from selected locations in New York, Boston and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of July 23, 2026, we offered 27 E-motorcycle products, 37 E-bike products and 38 E-scooter products.

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

Our net revenues were approximately $19.1 million for the year ended March 31, 2026, consisting of retail sales revenue of approximately $6.9 million, wholesale revenue of $11.6 million, and rental services revenue of $0.6 million. Our net revenues were approximately $25.4 million for the year ended March 31, 2025, consisting of retail sales revenue of approximately $21.7 million, wholesale revenue of approximately $3.5 million, and rental services revenue of $171,867.

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

IPO

On June 7, 2024, we consummated our initial public officering (the “IPO”) and sold 22,500 shares of common stock, at a price of $400.00 per share. The gross proceeds of the offering were $9.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 30-day option to purchase an additional 3,375 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On June 25, 2024, we sold an additional 3,375 shares of common stock to the underwriters of our IPO for gross proceeds of $1.4 million upon full exercise of the underwriters’ over-allotment option. Net proceeds received by us from our initial public offering, including the exercise of the over-allotment option, were approximately $9.2 million. We also issued to The Benchmark Company, LLC (the “IPO Representative”), the representative of the IPO underwriters warrants to purchase 1,294 shares. None of such warrants were exercised as of the date of this annual report.

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

On May 21, 2025, Company, along with its certain subsidiaries and certain individuals, and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company and the other defendants agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025, and entered into a Consent Judgment and Permanent Injunction pursuant to which the Company and the other defendants agreed not to offer for sale, sell, or distribute products with UL Marks that were not tested and certified by UL. During the one year ended March 31, 2026, the Company paid $1,000,000 to UL.

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

On September 15, 2025, the Company planned to hold a special meeting of stockholders, but adjourned to October 13, 2025 in order to achieve a quorum (the “Special Meeting”). At the special meeting, the stockholder approved a proposal to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, by a ratio in the range of 1-for-2 to 1-for-20, with such ratio to be determined in the discretion of the board of directors of the Company and with such action to be effected at such time and date, if at all, as determined by the board of directors within one year after the conclusion of the Special Meeting.

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

After the 2025 Second Reverse Stock Split, every twenty (20) shares of the Company’s issued and outstanding common stock have been automatically converted into one share of common stock, without any change in the par value per share. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s stock incentive plan has been reduced proportionately. Any fraction of a share of common stock created as a result of the 2025 Second Reverse Stock Split was rounded up to the nearest whole share. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “FLYE.” The new CUSIP number for common stock following the 2025 Reverse Stock Split is 343927307.

Unless otherwise noted, the share and per share information in this report reflects the two 2025 Reverse Stock Splits.

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

On May 22, 2026, the lead plaintiff in the Class Action filed an Amended Complaint. The Company's response to the Amended Complaint is due August 14, 2026. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of March 31, 2026.

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

Registered Direct Offering

On June 2, 2025, we closed our registered direct offering of an aggregate of (i) 285,956 shares of our common stock, par value $0.01 and (ii) 571,912 warrants (the “Warrants”) to purchase 571,912 shares of common stock at a combined purchase price per share and accompanying Warrants of $24.28, resulting in net proceeds to us of $6.24 million after deducting placement agent fees and offering expenses. All of the shares (including shares underlying the Warrants) were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-286678), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 15, 2025. American Trust Investment Services, Inc. (“ATIS”) acted as the exclusive placement agent for the offering. We paid ATIS aggregate commissions of $219,430 and incurred offering expenses of $178,625.

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of (i) 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the year ended March 31, 2026, the Company received net proceeds of $10,996,558 from the investors.

Disposal of Certain Subsidiaries

During the year ended March 31, 2026 and from April to July 2026, the Company disposed several subsidiaries as part of a disposal plan aimed at simplifying its legal and operational structure and improving administrative efficiency. The divestitures were not intended to be a strategic withdrawal from any specific geographic region or industry, but rather a measure to streamline the Company’s corporate structure and reduce complexity in financial reporting. As part of this plan, as of March 31, 2026, the Company had sold an aggregate of 28 subsidiaries to third-party individuals in multiple transactions, for total cash consideration of approximately $2.9 million, of which approximately $0.1 million had been received. Between April 2025 and March 2026, the Company further sold 100% of its equity interests in 24 subsidiaries to third-party buyers for total cash consideration of approximately $2.3 million, with no contingent payments or adjustments. As of July 23, 2026, the Company had not received any remaining consideration under these transactions. See “Note 14— Disposal of Subsidiaries and Note 15 – Subsequent Events” in the accompanying consolidated financial statements for details.

Nasdaq Deficiency Letter

On July 21, 2026, the Company received a delinquency notification letter (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the period ended March 31, 2026. The Listing Rule requires listed companies to timely file all required periodic financial reports with the SEC. This Notice has no immediate effect on the listing of the Company’s securities on Nasdaq. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq. The Notice provides that the Company may submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule by September 21, 2026. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 calendar days from the Filing’s due date, or until January 11, 2027, to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

Our History and Corporate Structure

We initially started our business in 2018 as Ctate Inc. (“Ctate”), a New York corporation. Our business previously experienced rapid growth initially, and we opened multiple retail stores within a short period of time. In the interest of efficient management, each retail store was managed by a separate company wholly owned by Ctate.

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

The growth of the EV industry is also accelerated by the rise in small package deliveries in big cities. New York City is a major commercial hub and the largest metropolitan area in the United States. As a result, the volume of small package deliveries in New York City is remarkably high, and it has continued to grow over the years. With the rise of E-commerce and online shopping, more and more people in New York City are relying on package deliveries for their everyday needs, leading to a significant increase in small package delivery volume.

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

Our Strengths

Early Entry into the Market: We entered the EV market early and were able to seize the market opportunities to experience rapid growth. We started our business in 2018 and were able to leverage the potential created by the thriving E-commerce industry. Additionally, the COVID-19 pandemic amplified the demand for online food and essential item deliveries, creating a favorable environment for the expansion and utilization of EVs, particularly E-bikes, which accelerated our business growth. While the pandemic has ended, the consumer behaviors and delivery infrastructure developed during that period continue to support sustained demand for our products.

Brand Reputation: We have a reputation for consistent delivery of high-quality EV products and excellent customer service. Our brand and retail stores have become reliable business partners for most food delivery workers, especially in New York City. As a result, they have come to recognize our name and trust our services, establishing a loyal customer base for us.

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

Our Strategies

Our plan to grow our business using the following key strategies:

Enhance our position as a leader in urban mobility: We believe we are one of the leading providers of urban mobility solutions for New York City, particularly for food and package delivery workers. While we navigate short-term market challenges, including temporary fluctuations in consumer sentiment, we remain committed to rebuilding trust through enhanced product safety, continuing to innovate with solutions like our battery swap system and Go Fly app, growing our service portfolio through our rental program, and expanding our retail network into key U.S. markets.

Improve brand recognition: We will maintain our commitment to providing exceptional customer service as a means of further enhancing our brand. We will provide an enhanced shopping experience by effectively managing and upgrading our retail stores. In addition, we plan to increase our offerings of accessories, such as introducing more style options to our branded apparel, to further strengthen our customers’ connection to Fly E-Bike. We also intend to collaborate with other lifestyle brands across different industries to further promote our brand image.

Continue our innovation: We will persist in advancing our product line by incorporating cutting-edge design, optimizing user experience and delivering optimal performance. We are developing our Fly E-Bike app, which we plan to include functions to improve the communication between our customers and our products.

Expand our sales network: We plan to expand our sales network internationally. We intend to enter selected overseas markets that offer identified growth opportunities and favorable government policies, such as South America and Europe. As of July 23, 2026, we operate 4 retail stores in the United States, spanning across the states of New York, Massachusetts, Washington D.C., and California. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States.

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

E-motorcycles

Our E-motorcycle category consists of 27 different products, which include a range of E-moped and E-tricycle.

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

E-bikes

We currently offer 37 different E-bike products, which include a range of City E-bike, foldable E-bike and standard E-bike.

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

Fly E-Bike App

We are currently in the process of developing the Fly E-Bike app, which is a management service mobile software for our EVs, enabling customers to purchase bikes, locate company stores, schedule bike repairs, and more. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. Once development is completed, the app is expected to include functions such as GPS, navigation, battery and tire pressure management, online shopping, and anti-theft features. As of March 31, 2026, the development of the app is still in development stage.

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

Manufacturing and Assembly

We source substantially all of our vehicle components from China and the United States. For the years ended March 31, 2026 and 2025, over 19% and 50% of the parts were sourced from China, respectively. For the year ended March 31, 2026 and 2025, we sourced over 81% and over 40% of our vehicle components from the United States, respectively. Although we rely on certain principal vendors in China and the United States for most of our components, we believe there are multiple sources for each of our critical components.

To ensure a secure and reliable supply chain, we have implemented a centralized vendor management system that consolidates all vendor management activities under a centralized team. This approach enables us to streamline our purchasing process, enhance our negotiating power and maintain better relationships with our vendors.

We are currently working with two principal vendors, Depcl Corp. (previously known as Fly Wing E-Bike Inc.) and Xiamen Innolabs Technology Co., Ltd. (“XFT”), each of which respectively supplied approximately 70% and 19% of our accessories and components during the year ended March 31, 2026. During the year ended March 31, 2025, our top two principal vendors included Depcl Corp and XFT, each of which respectively supplied approximately 32% and 42% accessories and components. Our principal vendors are responsible for sourcing all the parts used in our vehicles from various suppliers, and they also oversee the quality control process. We maintain close relationships with our principal vendors to ensure that we have access to high-quality accessories and components for our EVs at competitive prices and receive reliable and timely deliveries. We work closely with them to improve our supply chain efficiency and reduce costs.

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

After importing the accessories and components, we assemble them into our vehicles in a leased facility located in Maspeth, New York. For the year ended March 31, 2026, we assembled 2,714 E-motorcycles, 6,722 E-bikes and 1,830 E-scooters. For the year ended March 31, 2025, we assembled 4,595 E-motorcycles, 5,974 E-bikes and 1,557 E-scooters.

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

Sales and Marketing

We have established an omnichannel retail model network to sell our products and provide services to our customers. We currently operate 4 retail stores and work with 64 distributors in the United States to sell our products. In addition, we have our own online store where we promote and sell our products. Our Fly E-Bike app, which is under development, can also become a venue where we can advertise our products. We also leverage our omnichannel retail network to deliver maintenance and repair services at our retail stores and to collect data for business insights.

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

In terms of offline marketing, we prioritize in-store promotions and targeted advertising. This includes offering discounts and special deals in our retail stores, as well as using targeted advertising to reach potential customers who are likely to be interested in our products. We also place ads in local newspapers and magazines and distribute flyers on the streets to promote the opening of new stores. Additionally, our products have gained significant visibility among food delivery workers in New York City, who make up the majority of our customer base. The growth in food delivery services, which was accelerated during the COVID-19 pandemic, has contributed to the widespread visibility of our products in the cities.

Our Distribution Channels

Retail Distribution Network

Our sales are conducted through both retail stores and distributors.

Out of our 4 retail stores in the United States, one is situated in New York, one in Massachusetts, one in California and one in Washington, D.C.  Our retail stores adopt a consistent design and layout and provide a consistent shopping experience. We closely monitor the sales performance, service level and activities within our retail stores. We will continue to collect store operation data such as consumer traffic flow and traffic flow sources, test drive frequencies and sales conversion rate. This information helps us adjust store-specific retailing and marketing strategies, thereby increasing per store sales.

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

Our Customers

We acquire customers through multiple channels, including (i) referrals from our existing customers, (ii) our distributors, and (iii) our marketing and promotional activities. Due to our strong brand image, loyal customer base and evolving product portfolio, we believe there are growth opportunities across these channels. No customers account for more than 10% of our revenues for the years ended March 31, 2026 and 2025.

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

Employees

As of July 23, 2026, we had 12 employees, consisting of 12 full-time employees and nil part-time employees.

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

Summary of Risk Factors

Risks Related to the Company’s Business, Operations, and Industry

●	An adverse determination in any significant product liability claim against us could materially adversely affect our business, results of operations or financial condition.

●	We are subject to a pending securities class action lawsuit, and we may become subject to additional legal proceedings that could adversely affect our business, financial condition, and results of operations.

●	We may not meet our growing production and delivery plans, which could harm our business.

●	We rely heavily on a few key vendors in China for vehicle components.

●	Trade tensions, especially between the U.S. and China, may negatively impact our operations.

●	We depend on third parties for quality control on China-sourced parts.

●	Our ability to produce vehicles at scale and with consistent quality is unproven.

●	Supply chain changes may increase costs and hurt our financial performance.

●	Rising material costs or shortages, including from global conflicts, could disrupt production.

●	Our vehicles may not meet customer expectations.

●	Growth depends on consumer adoption of electric vehicles (EVs).

●	We operate in a complex and evolving regulatory environment.

●	We may struggle to control operational costs effectively.

●	Weak brand recognition may impact customer acceptance and sales.

●	Our limited operating history makes it hard to predict future performance.

●	There is substantial doubt about our ability to continue as a going concern.

●	Material weaknesses exist in our internal controls over financial reporting.

●	We face intense competition in a young and fast-evolving market.

●	Product liability claims could significantly harm our financial position.

●	We rely on key executives; their loss could impact operations.

●	Our management lacks experience running a public company.

●	We may face costly and time-consuming intellectual property disputes.

●	Inadequate protection of IP could lead to litigation and brand damage.

●	Cybersecurity threats could compromise our systems and data.

●	We may fail to develop new products or improve existing ones to meet demand.

●	Limited experience with vehicle servicing may harm customer satisfaction.

●	Warranty claims or recalls could have a major financial impact.

●	Aftermarket modifications may impair vehicle performance and harm our reputation.

Risks Related to Our Securities

●	A stable and active market for our stock may not develop or be maintained.

●	Stock price may be highly volatile and unpredictable.

●	Directors and officers hold significant control, limiting shareholder influence.

●	Public company status increases compliance costs.

●	Lack of analyst coverage or negative analyst opinions may reduce stock value.

●	“Emerging growth company” status may deter investors due to reduced disclosures.

●	As a “smaller reporting company,” we may provide less public information.

●	Future issuance of preferred stock could deter takeovers and affect stock value.

●	We do not expect to pay cash dividends in the near future.

●	Future stock sales may dilute ownership and lower the stock price.

●	Delaware laws and corporate bylaws may hinder mergers or takeovers.

●	Public company compliance diverts management focus from core operations.

●	We may fail to meet Nasdaq listing requirements.

●	FINRA rules may restrict buying/selling of our stock.

●	Warrant holders have no stockholder rights until conversion.

●	Lack of analyst reports or negative changes in coverage could harm our stock.

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

On September 8, 2025, a federal securities class action was filed in the United States District Court, Eastern District of New York, by plaintiff Dino Kurt, individually and on behalf of all others similarly situated, against defendants, the Company, chief executive officer, Zhou Ou, and former chief financial officer, Shiwen Feng (the “Class Action”). On October 28, 2025, a shareholder derivative lawsuit was filed purportedly on behalf of the Company, as nominal defendant, against certain of its current and former directors and officers in the United States Court for the Eastern District of New York, captioned Flynn v. Ou et al, No. 1:25-cv-06036 (E.D.N.Y.) (the “Flynn Action”). On May 22, 2026, the lead plaintiff in the Class Action filed an Amended Complaint. The Company's response to the Amended Complaint is due August 14, 2026.

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

As of March 31, 2026, we had cash of $0.3 million. We had working capital of $10.0 million and $1.3 million as of March 31, 2026 and March 31, 2025, respectively. We had net loss of $9.3 million and $5.3 million for the year ended March 31, 2026 and 2025, respectively. During the year ended March 31, 2026, net cash used in operating activities of the Company was approximately $13.8 million. As of March 31, 2026, we had a current portion of contractual obligation of approximately $5.5 million. We plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that we will be successful in implementing the foregoing plans or that additional financing will be available to us on commercially reasonable terms, or at all. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our ability to continue as a going concern and results of operations.

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

In connection with the preparation and audit of our consolidated financial statements for the year ended March 31, 2026, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management.

In response to the material weaknesses identified for the year ended March 31, 2026, we are in the process of implementing a number of measures to address the material weaknesses identified, including but not limited to (i) hiring additional qualified accounting and financial personnel with appropriate knowledge and experience in U.S. GAAP accounting and SEC reporting; (ii) organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements; and (iii) regularly conducting checks on the IT software we utilize to ensure its proper functionality, and arranging training sessions for our IT staff. We also plan to adopt additional measures to improve our internal control over financial reporting, including, among others, creating a U.S. GAAP accounting policies and procedures manual, which will be maintained, reviewed and updated, on a regular basis, to the latest U.S. GAAP accounting standards, strengthening corporate governance as well as general control over our information technology. While we believe these efforts, once completed, will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting, to prevent the identification of significant deficiencies in the future or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required of public companies could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

The market price of our common stock may fluctuate substantially and rapidly and may be higher or lower than the public offering price. The stock market, in general, and the market for smaller companies such as ours, in particular, have experienced extreme price and volume fluctuations. Such volatility, including any stock-run up, may be unrelated or disproportionate to the actual or expected operating performance and financial condition or prospects of those companies, making it difficult for the investors to assess the rapidly changing value of our common stock. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on Nasdaq as a result of the limited public float available following the IPO. The market price for our common stock may be influenced by many factors, including:

●	limited trading volume;

●	our success in commercializing our products;

●	developments with respect to competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, commercialization timelines or recommendations by securities analysts;

●	variations in our financial results or the financial results of companies that are perceived to be similar to us;

●	sales of common stock by us, our executive officers, directors or principal stockholders or others;

●	general economic, industry and market conditions, such as the lasting effects of the COVID-19 pandemic on our industry;

●	the publication of unfavorable research reports and updates thereto by financial analysts; and

●	the other factors described in this “Risk Factors” section.

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

As of July 23, 2026, there are 77,000 shares of restricted common stock, which constitute approximately 4.717% of our outstanding common stock, may be eligible for sale pursuant to Rule 144 at various times, subject to limitations provided by Rule 144. If placement agent for the registered direct offering waives or releases parties to the lock-up, the market price for our common stock could be adversely impacted.

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

We are subject to an SEC investigation, which could adversely affect our business, financial condition, results of operations and stock price.

On January 21, 2026, the Company was notified by the U.S. Securities and Exchange Commission (the “Commission”) that it has initiated an investigation involving the Company. The Company has not been provided with substantive details regarding the investigation, and is fully cooperating with the investigation. SEC investigations can be lengthy, expensive and disruptive. We have incurred and may continue to incur significant legal and other expenses in connection with the investigation. Management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the timing, outcome or consequences of the investigation. If the SEC were to determine that we have violated federal securities laws, we could be subject to civil or criminal sanctions, including monetary penalties, cease and desist orders, injunctions or other equitable relief. Any such sanctions or the continuation of the investigation could have a material adverse effect on our business, reputation, financial condition and the market price of our common stock.

We are subject to a securities class action lawsuit and may be subject to similar litigation in the future, which could adversely affect our business, financial condition, results of operations and stock price.

On September 8, 2025, a federal securities class action was filed against the Company, our chief executive officer, and our former chief financial officer in the United States District Court, Eastern District of New York. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, claiming that defendants made materially false and misleading statements about revenue growth, brand reputation, and business expansion, while concealing or minimizing material adverse facts concerning the safety of the Company’s lithium battery and inadequate forecasting processes. Securities litigation is often expensive and diverts management’s attention and Company resources. There can be no assurance that we will prevail in this action. An unfavorable outcome in this or similar litigation could result in substantial monetary damages, and could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. In addition, the SEC investigation and the class action litigation, whether or not resolved in our favor, could result in substantial costs, divert management’s attention and resources, cause us reputational harm, and make it more difficult for us to raise capital or attract and retain qualified personnel.

On May 22, 2026, the lead plaintiff in the Class Action filed an Amended Complaint. The Company's response to the Amended Complaint is due August 14, 2026. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s continued listing requirements. On April 17, 2026, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying the Company that it currently does not satisfy Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within twelve months of the end of their fiscal year. The Company did not hold an annual meeting of shareholders within twelve months of its fiscal year ended March 31, 2025. The Deficiency Letter is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Deficiency Letter states that the Company has 45 calendar days, or until June 1, 2026, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5620(a). If the Company submits a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year end, or until September 28, 2026, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

The Company filed the proxy for its 2026 annual general meeting (“2026 AGM”) on May 26, 2026 and the 2026 AGM was held on June 17, 2026. Accordingly, Staff has determined that the Company complies with the Listing Rule 5620(a) and this matter is now closed.

On July 21, 2026, the Company received a delinquency notification letter (the “Notice”) from the Listing Qualifications Staff of Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the period ended March 31, 2026. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC. This Notice has no immediate effect on the listing of the Company’s securities on Nasdaq. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq. The Notice provides that the Company may submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule by September 21, 2026. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 calendar days from the filing’s due date, or until January 11, 2027, to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. There can be no assurance that the Company will be able to regain compliance with the Nasdaq Listing Rule 5250(c)(1) or maintain compliance with any other continued listing requirements.

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

We believe our facilities are sufficient to meet our needs in the near term, as we expand our operations, we may require additional space in which to assemble our vehicles and we do not have any commitments for such space. All of our retail stores are leased. For the year ended March 31, 2026 and 2025, we paid an aggregate of $1.6 million and $2.9 million, respectively, for the spaces used for retail stores.

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

SEC Investigation

On January 21, 2026, the Company was notified by the U.S. Securities and Exchange Commission (the “Commission”) that it has initiated an investigation involving the Company. The Company has not been provided with substantive details regarding the investigation, and is fully cooperating with the investigation.

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

On May 22, 2026, the lead plaintiff in the Class Action filed an Amended Complaint. The Company's response to the Amended Complaint is due August 14, 2026. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of March 31, 2026.

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

Stockholders

As of July 23, 2026, we had 17 stockholders of record.

Transfer Agent

Transhare Corporation, Bayside Center 1, 17755 US Highway 19 N, Suite 140, Clearwater FL 33764, is the transfer agent for our common stock.

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

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly until mid-2024. As of July 23, 2026, we have 4 retail stores in the U.S. The Company offers rental services from selected locations in New York, and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of July 23, 2026, we offered 27 E-motorcycle products, 37 E-bike products and 38 E-scooter products.

We also operate a rental program to meet the increasing market demand for safe, UL-certified e-bikes in compliance with New York State regulations. The rental service, now available in New York City, and Los Angeles via the Go Fly rental service mobile app and select Fly E-Bike stores, provides users with a flexible and affordable e-bike rental option.

We are currently in the process of developing a Fly E-Bike app, which is a management service mobile software for our EVs, enabling customers to purchase bikes, locate company stores, schedule bike repairs, and more. We aim to design an app that will bring users a comprehensive intelligent experience to create a safer and more satisfying riding life. The development of the app is still in its preliminary stage. We have launched a testing version of the app, which is currently unavailable to our customers. In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services including the development of an enterprise resource planning system (“ERP system”), and in July 2024, the Company engaged DFT to develop a mobile phone application for its renal services, the GO FLY APP. The GO FLY APP is fully completed and delivered on September 9, 2024. The ERP system is fully completed and delivered on May 20, 2025. For the year ended March 31, 2026, we engaged Phecda Technology (HK) Limited to enhance the ERP functions and develop app for Flyebike, Riding, Lease and Rental. These developments of the app are still in development stage.

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth and New York. For the year ended March 31, 2026, we assembled 2,714 E-motorcycles, 6,722 E-bikes and 1,830 E-scooters at the same facility.

Recent Developments

SEC Investigation

On January 21, 2026, the Company was notified by the U.S. Securities and Exchange Commission (the “Commission”) that it has initiated an investigation involving the Company. The Company has not been provided with substantive details regarding the investigation, and is fully cooperating with the investigation.

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

On May 22, 2026, the lead plaintiff in the Class Action filed an Amended Complaint. The Company's response to the Amended Complaint is due August 14, 2026. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of March 31, 2026.

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

On May 21, 2025, Company, along with its certain subsidiaries and certain individuals, and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company and the other defendants agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025, and entered into a Consent Judgment and Permanent Injunction pursuant to which the Company and the other defendants agreed not to offer for sale, sell, or distribute products with UL Marks that were not tested and certified by UL. During the year ended March 31, 2026, the Company paid $1,000,000 to UL.

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

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of (i) 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the year ended March 31, 2026, the Company received net proceeds of $10,996,558 from the investors. The disclosure that the closing of this transaction occurred on September 30, 2025, in the Form 8-K filed with the SEC was incorrect and is hereby corrected.

Disposal of Certain Subsidiaries

During the year ended March 31, 2026, the Company disposed several subsidiaries as part of a disposal plan aimed at simplifying its legal and operational structure and improving administrative efficiency. The divestitures were not intended to be a strategic withdrawal from any specific geographic region or industry, but rather a measure to streamline the Company’s corporate structure and reduce complexity in financial reporting. As part of this plan, as of March 31, 2026, the Company had sold an aggregate of 28 subsidiaries to third-party individuals in multiple transactions, for total cash consideration of approximately $2.9 million, of which approximately $0.1 million had been received. Between April 2025 and March 2026, the Company further sold 100% of its equity interests in 24 subsidiaries to third-party buyers for total cash consideration of approximately $2.3 million, with no contingent payments or adjustments. As of July 23, 2026, the Company had not received any remaining consideration under these transactions. (See Note - 15 — DISPOSAL OF SUBSIDIARIES in the accompanying consolidated financial statements for details).

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of July 23, 2026, we currently operate 4 retail stores in the U.S. During the year ended March 31, 2026, 23 retail stores in the U.S. and 1 retail store in Canada were sold to streamline the Company’s corporate structure and reduce complexity in financial reporting and operating costs. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the year ended March 31, 2026, our net revenues decreased by 25.0% to $19.1 million, compared to $25.4 million for the same period in 2025, which was primarily driven by a decrease in total units sold and reductions in selling prices to reduce aged inventory for the year ended March 31, 2026.

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

Employees

Our payroll expenses were $2.5 million for the year ended March 31, 2026, compared to $4.7 million for the year ended March 31, 2025. During the year ended March 31, 2026, the Company closed 8 stores and sold 24 stores, and we expect a decrease in payroll expenses in the next quarter due to reduced demand for store sales staff. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional. Effective management of payroll expenses remains crucial to our ability to grow revenue and enhance our financial results, especially as we navigate a reduced workforce.

Vendor and Supply Management

During the year ended March 31, 2026, we worked with two principal vendors, Depcl Corp. and Xiamen Innolabs Technology Co., Ltd, each of which respectively supplied approximately 70.3% and 19.2% of the accessories and components used in all our products.

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

Results of Operations for the Years Ended March 31, 2026 and 2025

The following table sets forth the components of our results of operations for the years ended March 31, 2026 and 2025:

	For the Years Ended March 31,
				Percentage
	2026	2025	Change	Change
Revenues, Net	$19,063,357	$25,427,163	$(6,363,806)	(25.0)%
Cost of Revenues	14,404,283	14,976,266	(571,983)	(3.8)%
Gross Profit	4,659,074	10,450,897	(5,791,823)	(55.4)%
Operating Expenses
Selling Expenses	3,478,740	7,403,374	(3,924,634)	(53.0)%
General and Administrative Expenses	7,618,603	7,607,489	11,114	0.1%
Total Operating Expenses	11,097,343	15,010,863	(3,913,520)	(26.1)%
Loss from Operations	(6,438,269)	(4,559,966)	(1,878,303)	41.2%
Other Expenses, Net	(684,775)	10,588	(695,363)	(6,567.5)%
Interest Expense, Net	(1,806,085)	(405,615)	(1,400,470)	345.3%
Income Taxes Benefit	(328,679)	(336,166)	7,487	(2.2)%
Net Loss	$(9,257,808)	$(5,291,159)	$(3,966,649)	75.0%

Revenues

	For the Years Ended March 31,
				Percentage
	2026	2025	Change	Change
Sales - Retail	$6,922,972	$21,725,817	$(14,802,844)	(68.1)%
Sales - Wholesale	11,560,343	3,529,479	8,030,863	227.5%
Sales - Rental services	580,042	171,867	408,175	237.5%
Total Net Revenues	$19,063,357	$25,427,163	$(6,363,806)	(25.0)%

For the year ended March 31, 2026, our net revenues decreased by 25.0% to $19.1 million, compared to $25.4 million for the same period in 2025. The decrease in our net revenues was primarily driven by a decrease in sales volume of 16,664 units, from 58,765 units for the year ended March 31, 2025, to 42,101 units for the year ended March 31, 2026, and a decrease in selling prices in order to reduce aged inventory.

Our retail sales revenue decreased by $14.8 million, or 68.1%, from $21.7 million for the year ended March 31, 2025 to $6.9 million for the year ended March 31, 2026. Our wholesale revenue increased by $8.0 million, or 227.5%, from $3.5 million for the year ended March 31, 2025 to $11.6 million for the year ended March 31, 2026. The decrease in retail sales revenue was primarily attributable to softened consumer demand for E-bicycles and E-scooters, partly driven by safety concerns stemming from lithium-ion battery-related incidents in New York during the period, which prompted some customers to reconsider their purchases and explore alternative transportation options. In addition, the decline was partly due to the closure and disposal of certain retail stores during the year ended March 31, 2026. The increase in wholesale revenue was mainly driven by continued purchases from entities that were disposed of during the same period, as these stores continued to source products from us following the disposals.

Cost of Revenues

Cost of revenues decreased by 3.8%, from $15.0 million for the year ended March 31, 2025, to $14.4 million for the year ended March 31, 2026. The decrease was primarily attributable to the reduction in sales volume resulting from the decrease in the number of retail stores during the year, as discussed above.

Gross Margin The following table shows our gross profit and gross margin for the year ended March 31, 2025 and 2026:

	For the Years Ended March 31,
				Percentage
	2026	2025	Change	Change
Gross Profit	$4,659,074	$10,450,897	$(5,791,823)	(55.4)%
Gross Margin	24.4%	41.1%

Gross profit for the years ended March 31, 2026 and 2025 was $4.7 million and $10.5 million, respectively. Gross margin was 24.4% and 41.1% for the years ended March 31, 2026 and 2025 respectively. The decrease in gross margin was primarily attributable to lower average selling prices of our EVs implemented to clear aged inventory and an increase in procurement costs driven by upstream price movements, as well as a shift in sales channel mix following the disposal of certain retail stores, which resulted in a higher proportion of wholesale sales and a lower proportion of retail sales — the latter of which typically generates higher margins. These negative factors were partially offset by increased rental services revenue with higher margins than our other businesses, though its contribution remained relatively small. As a result, gross margin decreased by 16.7 percentage points from 41.1% to 24.4% for the year ended March 31, 2026.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the years ended March 31, 2026 and 2025:

	For the Years Ended March 31,
				Percentage
	2026	2025	Change	Change
Selling Expenses	$3,478,740	$7,403,374	$(3,924,634)	(53.0)%
General and Administrative Expenses	7,618,603	7,607,489	11,114	0.1%
Total Operating Expenses	$11,097,343	$15,010,863	$(3,913,520)	(26.1)%
Percentage of Revenue	58.2%	59.0%

Total operating expenses were $11.1 million for the year ended March 31, 2026, a decrease of $3.9 million, or 26.1%, compared to $15.0 million for the years ended March 31, 2025. The decrease in operating expenses was attributable to the combined effect of (i) reductions in payroll expenses, rent expenses, meals and entertainment expenses, and insurance expenses as a result of the reduction in retail stores and the downsizing of our business operations, partially offset by (ii) increases in warehouse maintenance costs, impairment loss on equipment, and inventory clearance losses, as discussed below.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities, and advertising expenses of retail stores. For the year ended March 31, 2026, selling expenses decreased significantly compared to the prior year, primarily due to the closures and dispositions of retail stores during the year, which reduced the scale of our operations and resulted in lower associated expenses. Payroll expenses were $1.7 million for the year ended March 31, 2026, compared to $3.3 million for the year ended March 31, 2025. Rent expenses were $1.1 million for the year ended March 31, 2026, compared to $2.9 million for the year ended March 31, 2025. Utilities expenses were $0.1 million for the year ended March 31, 2026, compared to $0.2 million for the year ended March 31, 2025. Advertising expenses were $36,604 for the year ended March 31, 2026, compared to $0.3 million for the year ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses increased during the year ended March 31, 2026 compared to the prior year, primarily due to increases in inventory clearance losses, impairment loss on property and equipment, and repair and maintenance expenses, partially offset by decreases in payroll expenses, meals, entertainment and travel expenses, and insurance expenses. Inventory clearance losses increased to $1.9 million for the year ended March 31, 2026 from nil for the year ended March 31, 2025, primarily attributable to losses incurred from inventory clearance and count processes in connection with the closures and dispositions of retail stores; impairment loss on property and equipment increased to $0.6 million for the year ended March 31, 2026 from nil for the year ended March 31, 2025, primarily due to impairment charges recorded for assets that were idle or no longer expected to generate economic benefits. Payroll expenses decreased to $0.5 million for the year ended March 31, 2026 from $1.5 million for the year ended March 31, 2025, primarily due to headcount reductions in operations and accounting departments; meals, entertainment and travel expenses decreased to $0.3 million for the year ended March 31, 2026 from $0.5 million for the year ended March 31, 2025, primarily as a result of reduced business entertainment and travel activities following the workforce reduction; and insurance expenses decreased to $0.3 million for the year ended March 31, 2026 from $1.1 million for the year ended March 31, 2025, primarily due to lower general insurance coverage purchased for closed and disposed retail stores.

Other (Expenses)/ Income, net

Other expenses, net were $0.7 million for the year ended March 31, 2026, compared to other income, net of $10,588 for the year ended March 31, 2025. The change was primarily attributable to the net impact of losses and gains arising from the closure and disposition of retail stores during the year, with losses from store closures and asset disposals partially offset by gains on certain dispositions, resulting in a net expense.

Interest expenses, net

Interest expenses, net were $1.8 million for the year ended March 31, 2026, an increase of $1.4 million from $0.4 million for the year ended March 31, 2025. This increase was primarily attributable to interest expenses incurred on new borrowings from financial institutions to fund our business operations, as well as extension fees paid for certain loan renewals and the higher average annual interest rates following such renewals.

Income Tax Provisions

Income tax provision was $0.33 million for the year ended March 31, 2026, a change from $0.34 million income tax provision for the year ended March 31, 2025. This change was primarily due to our pre-tax loss for the year ended March 31, 2026.

Net Loss

Net loss was $9.3 million for the year ended March 31, 2026, an increase of $4.0 million, or 75.0%, from net loss of $5.3 million for the year ended March 31, 2025, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the years ended March 31, 2026 and 2025:

	For the Years Ended March 31,
				Percentage
	2026	2025	Change	Change
Net Loss	$(9,257,808)	$(5,291,159)	$(3,966,649)	75.0%
Income Tax Provision	328,679	336,166	(7,487)	(2.2)%
Depreciation	719,383	631,280	88,103	14.0%
Interest Expenses	1,806,085	405,615	1,400,470	345.3%
Amortization	110,149	65,091	45,058	69.2%
EBITDA	$(6,293,512)	$(3,853,007)	$(2,440,505)	63.3%
Percentage of Revenue	(33.0)%	(15.2)%		(17.8)%

Before interest expenses, income tax, depreciation, and amortization, for the year ended March 31, 2026, our net loss was approximately $6.3 million, an increase of approximately $2.4 million, compared to net loss of $3.9 million for the year ended March 31, 2025, which was mainly attributable to the decrease in revenue and selling expenses and increase in general and administrative expenses described above. The ratio of EBITDA to revenue was negative 33.0% and negative 15.2% for the years ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $0.3 million. We had working capital of $10.0 million and $1.3 million as of March 31, 2026 and 2025, respectively. We had net loss of $9.3 million and $5.3 million for the years ended March 31, 2026 and 2025, respectively. During the year ended March 31, 2026, net cash used in operating activities of the Company was approximately $13.8 million. As of March 31, 2026, the Company had a current portion of contractual obligation of approximately $5.5 million, including short-term loan payables of approximately $3.9 million, current portion of long-term loan payables of approximately $0.1 million, and current portion of operating lease liabilities of approximately $1.5 million.

We have funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO and equity financing, cash flow from operations, and bank loans. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of March 31, 2026. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

On June 4, 2025, the Company issued 285,956 shares of common stock, at a price of $24.28 per share in its follow-on public offering for gross proceeds of $6.9 million, prior to deducting the placement agent’s fees and offering expenses payable by the Company.

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of (i) 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the year ended March 31, 2026, the Company received net proceeds of $10,996,558 from the investors.

As of March 31, 2026, the Company had working capital of approximately $10.0 million and cash of approximately $0.3 million. The main cash outflow for the year ended March 31, 2026 was from net loss of $9.3 million, a decrease in accounts payable of $0.8 million, an increase in accounts receivable of $6.8 million, a decrease in inventory of $1.9 million, and a decrease in prepayments and other receivables of $0.9 million. The Company became default of repayment for loan with Peapack-Gladstone Bank since August 31, 2025. During the year ended March 31, 2026, the Company paid $1,000,000, $669,725 and $117,921 on principal, interest and forbearance fee of the loan, respectively. The Company entered into forbearance and modification agreement with the bank on November 7, 2025 for extension of repayment deadline with interest rate of 12.875% to March 31, 2026. Subsequent to the execution of the forbearance agreement, the Company has received written notices from Peapack Private Bank asserting defaults and reserving the lender’s rights to pursue remedies under the applicable loan documents. The Company entered into a forbearance and modification agreement with the bank on May 28, 2026, extending the repayment deadline to June 30, 2026, at an interest rate of 12.875%, and the agreement requires the Company to pay $123,877 in interest and a $4,000 forbearance fee in respect of the loan. As of July 23, 2026, the Company is in ongoing negotiations with the bank for a renewal. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. For the next 12 months from the issuance date of this report, we plan to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of March 31, 2026 and 2025, our accounts receivable, net of allowance for credit losses, was $7.0 million and $0.5 million, respectively. Our accounts receivable turnover period increased from 71 days in the year ended March 31, 2025 to 72 days in the year ended March 31, 2026 which was mainly attributable to the relaxation of credit policies to customers.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of March 31, 2026 and 2025, our accounts payable were $0.4 million and $1.3 million, respectively. Our accounts payable turnover period decreased to 29 days for the year ended March 31, 2026 from 33 days for the year ended March 31, 2025, which was primarily due to the Company’s accelerated payments to certain suppliers. The company pay invoices more promptly to ensure continued favorable terms and reliable service.

Our prepayments and other receivables primarily represent prepayments to vendors and other service providers. These prepayments and receivables increased by $3.3 million, from $3.7 million as of March 31, 2025, to $7.0 million as of March 31, 2026. This significant increase is mainly due to receivables arising from the disposal of certain subsidiaries.

Our inventories primarily include our EVs, their accessories and spare parts. As of March 31, 2026 and 2025, our inventories, net of allowance, were $2.3 million and $6.4 million, respectively. The decrease in inventories was primarily due to those inventories held by stores classified as assets held for sale. Our inventory turnover days decreased to 111 days in the year ended March 31, 2026, from 143 days in the year ended March 31, 2025, which was primarily due to optimized inventory management and enhanced operational efficiency.

As of March 31, 2026 and 2025, the total outstanding amount of loan principal was $6.0 million and $7.4 million, respectively. For the years ended March 31, 2026 and 2025, the interest expenses on our loans amounted to $1.8 million and $0.4 million, respectively. See Note 9 to the Consolidated Financial Statements included within this report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the years ended March 31, 2026 and 2025:

	For the Years Ended
	March 31,
	2026	2025
Net Cash Used in Operating Activities	$(13,849,914)	$(10,059,466)
Net Cash Used in Investing Activities	(2,485,792)	(2,901,272)
Net Cash Provided by Financing Activities	15,685,480	12,486,104
Net changes in cash including cash classified within current assets held for sale	$(650,226)	$(474,634)

Operating Activities

Net cash used in operating activities for the year ended March 31, 2026 was $13.8 million, which was due to net loss of $9.3 million, amortization of right-of-use assets of $1.9 million, impairment loss on property, and equipment of 0.6 million, depreciation expense of 0.7 million, amortization expense of 0.1 million, inventory reserve of 0.5 million, a decrease in inventories of $1.9 million, a decrease in prepayments and other receivables of $0.6 million, a decrease in accounts payable of $0.8 million, a decrease in accrued expenses and other payables of $0.5 million, and a decrease in operating lease liabilities of $1.7 million, partially offset by gain on disposal of subsidiaries of $1.6 million, an increase in accounts receivable of $6.8 million, and an increase in taxes payable of $0.1 million.

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

Investing Activities

Net cash used in investing activities was $2.5 million for the year ended March 31, 2026, which was due to prepayment for software development of $1.8 million, advance to a related party of $0.2 million, and cash released from disposal of entities of $0.4 million.

Net cash used in investing activities was $2.9 million for the year ended March 31, 2025, which was due to purchase of properties and equipment of $1.6 million, purchase of GO FLY App and computer hardware and software from a related party of $1.4 million, and the advance to a related party of $0.5 million, and partially offset by the repayment from a related party of $0.7 million.

Financing Activities

Net cash provided by financing activities was $15.7 million for the year ended March 31, 2026, which consisted of net proceeds from our follow-on public offering and private placement offering of $17.4 million, and loan proceeds of $2.0 million, partially offset by repayments of loans of $3.1 million and payment of public offering costs of $0.5 million.

Net cash provided by financing activities was $12.5 million for the year ended March 31, 2025, which consisted of net proceeds from the IPO of $9.2 million, and loan proceeds of $7.4 million, partially offset by repayments of loans of $3.7 million and payment of IPO costs of $0.3 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of March 31, 2026:

		Less than
Contractual Obligations	Total	1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and Others	$4,809,665	$1,507,340	$1,663,771	$1,638,554	$-
Loan Payables	5,975,480	4,029,893	40,631	32,989	1,871,967
Total Contractual Obligations	$10,785,145	$5,537,233	$1,704,402	$1,671,543	$1,871,967

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

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest expenses on our short-term and long-term loan payables. Our short-term and long-term loan payables bear interest at fixed rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in market interest rates. However, our future interest expenses may exceed expectations due to changes in market interest rates. If we were to renew these short-term and long-term loan payables, we might be subject to interest rate risk.

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

Estimated Allowance for Inventory Obsolescence Reserve

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of March 31, 2026 and 2025, we recorded inventory reserves balance of $859,193 and $1,107,569, respectively.

Estimated Allowance for Expected Credit Losses

Our estimated allowance for expected credit losses is based on our assessment of collectability of accounts receivable. Adjustments are recorded to estimate expected credit losses over the contractual life of receivables under the current expected credit loss model, which is dependent upon factors such as aging schedule of receivables, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. As of March 31, 2026 and 2025, we recorded allowance for expected credit losses of $217,479 and $116,746, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our unaudited condensed consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third-party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant commenced work in February 2025. We have begun organizing regular training programs for our accounting personnel, with a focus on U.S. GAAP and SEC reporting requirements, in order to improve the competence and awareness of our finance team. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we concluded that these material weaknesses had not been fully remediated as of March 31, 2026. Accordingly, we continue to consider these material weaknesses to be ongoing as of that date.

As of March 31, 2026, we believe that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of our financial reporting due to the material weaknesses identified above.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On March 6, 2026, the Audit Committee of the Company (i) approved the dismissal of Marcum Asia CPAs LLP (“Marcum Asia”) as the Company’s independent registered public accounting firm and (ii) appointed Fortune CPA, Inc. (“Fortune”) as the Company’s independent registered public accounting firm to conduct an quarter review of the Company’s financial statements at December 31, 2025, and audit the Company’s consolidated financial statements as of and for the fiscal year ending March 31, 2026.

The audit reports of Marcum Asia on the Company’s consolidated financial statements as of and for the fiscal years ended March 31, 2025 and 2024 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the fiscal years ended March 31, 2025 and 2024, and the subsequent interim period through March 6, 2026, there were no: (i) “disagreements,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K under the Securities Act of 1933 with Marcum Asia on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum Asia, would have caused Marcum Asia to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended March 31, 2025 and 2024, or (ii) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, , other than the material weaknesses as reported in its Form 10-K filed with the SEC on July 15, 2025. Such material weaknesses related to our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management.

During the fiscal years ended March 31, 2025 and 2024, and the subsequent interim period through March 6, 2026, neither the Company nor anyone on the Company’s behalf consulted with Fortune with respect to either (i)(a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided by Fortune to the Company that Fortune concluded was an important factor that the Company consider in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a “disagreement” or a “reportable event” (as these terms are defined in Item 304(a)(1) of Regulation S-K and the related instructions).

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

Management’s Annual Report on Internal Control over Financial Reporting

In our 10-K for the year ended March 31, 2026, we identified material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant commenced work in February 2025. We have begun organizing regular training programs for our accounting personnel, with a focus on U.S. GAAP and SEC reporting requirements, in order to improve the competence and awareness of our finance team. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we concluded that these material weaknesses had not been fully remediated as of March 31, 2026. Accordingly, we continue to consider these material weaknesses to be ongoing as of that date.

As of March 31, 2026, we believe that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of our financial reporting due to the material weaknesses identified above.

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

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Zhou Ou	36	Chief Executive Officer
Lisa Fan	46	Director and Chief Financial Officer
Leqi Dong	37	Director
Dongperez Hua	64	Director
Chun Min (Max) Lin	54	Director

Set forth below is biographical information about each of the individuals named in the table above:

Zhou Ou, Founder, Chief Executive Officer. Mr. Ou founded Fly E-Bike in 2018 and has since served as our Chief Executive Officer (“CEO”). Before founding Fly E-Bike, Mr. Ou operated a motorcycle repair business for over eight years, and previously held a managerial position at a food delivery company. We believe that Mr. Ou’s prior experience in the motorcycle industry and his understanding of the delivery industry, combined with his tenure at our company, qualifies him to serve as our CEO.

Lisa Fan, Director and Chief Financial Officer. Ms. Fan has served as our Chief Financial Officer (“CFO”) and a member of our board of directors since September 2025. Ms. Fan has served as a financial consultant at Baizan Consulting Firm from May 2022 to May 2025 where she led financial structuring and initial-public-offering readiness planning for private enterprises. Before that, she was the Director of Internal Audit at Souche Group from July 2019 to April 2022 where she managed the financial system reconstruction and internal control compliance, and intermediary coordination and data preparation for listing for both U.S. and Hong Kong markets. Ms. Fan earned her bachelor’s degree from Zhejiang Institute of Finance and Economics in 2000. Ms. Fan holds a certificate from Chinese Institute of Certified Public Accountants.

Leqi Dong, Director. Mr. Dong has served as a member of our board of directors since September 2025, and serves as the Chairman of our Audit Committee. Mr. Dong has served as the real estate bridge loan originator and fund manager at Golden Harbor Capital LLC since September 2018, where he founded and managed a private real estate debt fund. Mr. Dong earned his bachelor’s degree from Brauch College, Zichlin School of Business in 2013.

Dongperez Hua, Director. Mr. Hua has served as a member of our board of directors since October 2025, and serves as the Chairman of our Nominating and Corporate Governance Committee. Mr. Hua has served as the senior manager to Joyor Vehicles Co., Ltd. from November 2015 to December 2024 where he managed the research, development, manufacturing and sales of electric vehicles, led more than 100 staffs, and supported the company’s expansion to Europe and North America. Mr. Hua earned his bachelor’s degree of Business Administration degree from Zhuhai College of Science & Engineering in 1995.

Chun Min (Max) Lin, Director. Mr. Lin has served as a member of our board of directors since October 2025, and serves as the Chairman of our Compensation Committee. Mr. Lin has served as the product director for Spinnr Tech Ltd. from September 2022 to present. Prior to that, Mr. Lin served as the product director for Royce Tech Ltd. from June 2020 to August 2022. Mr. Lin earned his master’s degree in graphic communication management and technology from New York University in 2022 and his bachelor’s degree in advertising and strategic marketing from Ming Chuan University (Taiwan) in 1999.

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

Directors hold office for a term expiring at the next Annual Shareholders’ Meeting (“ASM”) and until their successors have been elected and qualified or until he or she resigns or have been removed or disqualified. The position of each director is up for re-election each year at the ASM. Our amended and restated bylaws also provide that, subject to any rights of holders of preferred stock to elect additional directors under specified circumstances, the number of directors will be fixed exclusively pursuant to a resolution adopted by our board of directors.

Committees of the Board of Directors

We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee consists of three independent directors. The members of the Audit Committee are Leqi Dong, Dongperez Hua, and Chun Min (Max) Lin, with Leqi Dong serving as the committee chair. The Audit Committee consists exclusively of directors who are financially literate. Leqi Dong is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

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

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Leqi Dong, Dongperez Hua, and Chun Min (Max) Lin, with Chun Min (Max) Lin serving as the committee chair. The committee has primary responsibility for:

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

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Leqi Dong, Dongperez Hua, and Chun Min (Max) Lin, with Dongperez Hua serving as the committee chair. The Nominating and Governance Committee’s responsibilities include:

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

Item 11. Executive Compensation

The following table shows the compensation awarded to or earned during the years ended March 31, 2026 and 2025 by our chief executive officer. Other than as listed below, we did not have any officers that received more than $100,000 in compensation during the years ended March 31, 2026 and 2025. The person listed in the following table is referred to herein as the “named executive officer.”

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total ($)
Zhou Ou	2026	$100,000	—	—	—	—	$100,000
Chief Executive Officer	2025	$100,000	—	—	—	—	$100,000

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

In order to support our operations and allocate more resources towards our development, Mr. Ou received compensation at the level of a store manager for the years ended March 31, 2026 and 2025.

Outstanding Option Awards

As of March 31, 2026, there were no option or stock awards outstanding.

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

Director Compensation

The following table sets forth information as to the compensation paid to our directors in the year ended March 31, 2026:

Name	Cash Compensation	Stock Awards	Total
Leqi Dong	$8,800	$-	$8,800
Dongperez Hua	-	-	-
Chun Min (Max) Lin	-	-	-
Bin Wang	37,500	-	37,500
Lun Feng	-	-	-
Zanfeng Zhang	22,500	-	22,500
Zhou Ou(1)	-	-	-
Lisa Fan (2)	$22,000	$-	$22,000

(1)	Mr. Ou does not receive any additional compensation as a director in addition to his compensation disclosed in the Summary Compensation Table.

(2)	Ms. Fan receives a total annual compensation of $60,000 for serving as CFO and director of the Company. Ms. Fan does not receive any additional compensation as a director.

Director Agreements

Each of the Company’s independent directors, Leqi Dong, Dongperez Hua and Chun Min (Max) Lin, has entered into an Independent Director Agreement (each, an “Independent Director Agreement”). Under the Independent Director Agreement between us and each of our independent directors, Mr. Dong, Mr. Hua and Mr. Lin each is entitled to an annual cash fee of $26,400.

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

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of July 23, 2026 by:

●	each person known to us to beneficially own 5% or more of our common stock;

●	each director;

●	each of our executive officers; and

●	all officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of options, warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 23, 2026. Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name. Unless otherwise noted, the mailing address of each listed beneficial owner is c/o Fly-E Group, Inc., 136-40 39th Avenue, Flushing, NY 11354.

Name and address of beneficial owner	Shares beneficially owned	Percentage owned
Executive Officers and Directors
Zhou Ou	77,000	4.717%
Lisa Fan	-
Leqi Dong	-
Dongperez Hua	-
Chun Min (Max) Lin	-
Directors and Officers as a group (five persons)	77,000	4.717%

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted the 2024 Plan in order to grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. There are 37,000 shares of common stock reserved for future issuance under the 2024 Plan. We have not issued any grants or awards under the 2024 Plan.

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

From April 1, 2024 to March 31, 2026, our CEO Mr. Ou, provided financial support to the Company by advancing funds and making various payments on behalf of the Company totaling $961,294. These amounts payable to Mr. Ou are unsecured, bear no interest and do not have a maturity date. From April 1, 2024 to March 31, 2026, the Company repaid the amount due to Mr. Ou in full. As of March 31, 2026 and 2025, the remaining balance of these payables was nil and nil, respectively. From August 9, 2024 to September 17, 2024, the Company advanced $477,771 to Mr. Ou, Chairman and CEO of the Company, for personal use. This advance is unsecured, bears no interest and does not have a maturity date. As of March 31, 2025, the advance was paid back in full.

On March 6, 2021, the Company and DGLG Accounting and Tax LLC (“DGLG”) entered into an engagement letter, wherein the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo is a partner at DGLG. In December 2022, the Company hired Mr. Guo as its former CFO. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. For the years ended March 31, 2026 and 2025, DGLG’s consulting fees were $nil and $225,000, respectively. For the years ended March 31, 2026 and 2025, the Company paid DGLG a total of $nil and $61,050, respectively, for tax services. As of March 31, 2025, the Company did not owe any amount to DGLG. Following Mr. Guo’s resignation on February 2, 2026, DGLG is no longer a related party of the Company as of the date of this report.

On April 1, 2023, the Company agreed to retain the services of PJMG LLC (“PJMG”), a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management from June 2024 to May 2025. The service fee is $45,000 for the first month and from the second month the fees are $15,000 per month. To secure these services, the Company prepaid a total of $120,000 to PJMG as of March 31, 2025. $312,047 was expensed as consulting expenses during the year ended March 31, 2025. $120,000 was expensed as consulting expenses during the year ended March 31, 2026. Following Mr. Guo’s resignation on February 2, 2026, DGLG is no longer a related party of the Company as of the date of this report.

Fly E Bike SRL, a company formed under the laws of the Dominican Republic and in which Mr. Ou holds over 50% of the equity interests, is a distributor for the Company. During the years ended March 31, 2026 and 2025, Fly E Bike SRL purchased certain EV products from the Company in the amount of $nil and $42,010, respectively. As of March 31, 2026 and 2025, the Company had accounts receivable from Fly E Bike SRL in the amounts of $32,030 and $37,465, respectively. In addition, during the year ended March 31, 2025, the Company advanced a total of $143,455 to Fly E Bike SRL. Such advance is unsecured, bears no interest and does not have a maturity date. As of March 31, 2025, the advance was paid back in full. During the year ended March 31, 2026, the Company advanced a total of $161,560 to Fly E Bike SRL. Such advance is unsecured, bears no interest and does not have a maturity date.

In December 2023, the Company engaged DF Technology US Inc (“DFT”) for certain technology services. Mr. Guo, the Company’s former CFO, owns over 50% of the equity interest in DFT. As of March 31, 2026 and March 31, 2025, the accumulative payments to DFT for development of the ERP system were $nil and $2,500,000, respectively. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. As of March 31, 2026 and 2025, construction in progress was nil and $275,000, respectively, and primarily relating to the cost incurred to develop the software by DFT. As of March 31, 2026 and March 31, 2025, the Company had a prepayment of nil and $136,580, respectively, to DFT. In July 2024, the Company engaged DFT, a former related party, to develop a new APP, GO FLY APP, for the rental business. The total contract price for the GO FLY APP is $500,000, and the GO FLY APP was delivered on September 5, 2024. Following Mr. Guo’s resignation on February 2, 2026, DFT is no longer a related party of the Company as of the date of this report.

Director Independence

We believe that each of our directors, Messrs. Dong, Hua and Lin, is an independent director under the Nasdaq listing rules.

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

Item 14. Principal Accounting Fees and Services

Marcum Asia CPAs LLP (“Marcum Asia”) served as our independent registered public accounting firm for the year ended March 31, 2025 and for reviewing our financial statements for quarters ended June 30, 2025 and September 30, 2025. Fortune CPA served as our independent registered public accounting firm for conducting a quarter review of our financial statements as of December 31, 2025, and for auditing our consolidated financial statements as of and for the fiscal year ending March 31, 2026. The following table sets forth the fees billed by Marcum Asia and Fortune CPA, our previous and current registered independent public accounting firms, for 2026 and 2025 for the categories of services indicated.

Fees billed by Marcum Aisa

	Year Ended March 31,
	2026	2025
Audit fees (1)	$523,757	$608,727
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$523,757	$608,727

Fees billed by Fortune CPA

	Year Ended March 31,
	2026	2025
Audit fees (1)	$285,000	$-
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$285,000	$-

(1)	Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and review of our registration statement on Form S-1 relating to our initial public offering.

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

Item 16. Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

Exhibit number	Description
1.1	Underwriting Agreement, dated as of June 5, 2024, by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 7, 2024)
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 7, 2024)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2025)
3.3	The Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 2, 2025)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Form 8-K filed on October 31, 2025)
3.5	Amended and Restated Bylaws of Fly-E Group, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the registrant on June 7, 2024)
4.1*	Description of Securities of the Registrant
4.2	Form of Underwriter’s Warrant, dated June 7, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 7, 2024)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 5, 2025)
10.1	Employment agreement dated April 1, 2023 by and between FLYEBIKE Inc and Zhou Ou. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)†
10.2	Employment Agreement dated November 7, 2024 by and between the Company and Shiwen Feng. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 8, 2024)†
10.3	Fly-E Group, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on February 21, 2025)†

10.4	Form of the Independent Director’s Agreement of Fly-E Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.6	Engagement Letter dated March 6, 2021, by and between the Company and DGLG Accounting and Tax LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.7#	Contract Agreement for the Development of POS and ERP System dated December 13, 2023 between the Company and DF Technology US Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
10.8	Placement Agency Agreement, dated April 22, 2025, by and between the Company and American Trust Investment Services, Inc., as amended (incorporated by reference to Exhibit 1.1 to the Company’s registration statement on Form S-1 (File No. 333-286678) filed on April 22, 2025 and incorporated herein by reference.
10.9	Joint Amendment to Placement Agency Agreement and Engagement Letter, dated May 13, 2025, by and between the Company and American Trust Investment Services, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on July 15, 2025)
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2025)
10.11#	Loan and Security Agreement dated as of August 5, 2024, by and among the Company, Fly-E-Bike Inc., Fly EV, Inc. and Peapack-Gladstone Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2024)
10.12#	Contract Agreement dated as of July 5, 2024, by and between the registrant and DF Technology US Inc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2024)
10.13	Letter Agreement dated as of April 1, 2023, by and between the Company and PJMG LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2024)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 28, 2024)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
†	Compensatory plan or arrangement.
#	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2026	FLY-E GROUP, INC.

	By:	/s/ Zhou Ou
	Name:	Zhou Ou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhou Ou	Chief Executive Officer (Principal Executive Officer)	July 23, 2026
Zhou Ou

/s/ Lisa Fan	Chief Financial Officer (Principal Accounting and Financial	July 23, 2026
Lisa Fan	Officer) and Director

/s/ Leqi Dong	Director	July 23, 2026
Leqi Dong

/s/ Dongperez Hua	Director	July 23, 2026
Dongperez Hua

/s/ Chun Min (Max) Lin	Director	July 23, 2026
Chun Min (Max) Lin

FLY-E GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fly-E Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fly-E Group Inc. (“the Company”) as of March 31, 2026, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations. Therefore, the Company has stated substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company financial statements are prepared assuming that the Company will continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included the inquiries with management, analyzing the subsequent company financial position, and consideration the positive and negative evidence impacting management’s arrangements in place as of the report date.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2026.

Garden Grove, CA

July 23, 2026

PCAOB # 6901

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Fly-E Group, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustment related to the reverse stock split described in Note 10, the accompanying consolidated balance sheet of Fly-E Group, Inc. (the “Company”) as of March 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements” before the effects of the adjustments discussed in Note 10 are not presented herein).

In our opinion, the financial statements, before the effects of the retrospective adjustment related to the reverse stock split described in Note 10, present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retroactively apply the effects of the 1-for-20 reverse stock split completed on November 4, 2025 described in Note 10, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Fortune CPA, Inc.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We served as the Company’s auditor from 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022) through 2026.

New York, New York

July 15, 2025

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

CONSOLIDATED FINANCIAL STATEMENTS

FLY-E GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	As of March 31, 2026	As of March 31, 2025
ASSETS
Current Assets
Cash	$265,236	$840,102
Accounts receivable, net	7,049,592	466,187
Accounts receivable, net – a related party	32,030	37,465
Inventories, net	2,334,484	6,397,274
Prepayments and other receivables	6,967,596	3,676,986
Prepayments and other receivables – related parties	161,560	120,000
Assets held for sale	—	2,462,502
Total Current Assets	16,810,498	14,000,516
Property and equipment, net	5,792,915	7,287,213
Security deposits	369,249	728,450
Deferred tax assets, net	—	94,983
Operating lease right-of-use assets	4,289,237	10,933,068
Intangible assets, net	431,193	525,865
Long-term prepayment for software development	1,800,000	—
Long-term prepayment for software development – a related party	—	136,580
Total Assets	$29,493,092	$33,706,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$433,188	$1,272,305
Short-term loan payables	3,936,058	5,191,058
Current portion of long-term loan payables	93,980	100,835
Accrued expenses and other payables	680,200	1,366,968
Accrued expenses and other payables – a related party	225	—
Operating lease liabilities – current	1,507,340	2,617,762
Taxes payable	151,930	—
Liabilities held for sale	—	2,152,447
Total Current Liabilities	6,802,921	12,701,375
Long-term loan payables	1,945,442	2,065,040
Operating lease liabilities – non-current	3,302,325	9,106,928
Total Liabilities	12,050,688	23,873,343

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and nil outstanding as of March 31, 2026 and 2025*	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized and 1,632,386 shares outstanding as of March 31, 2026 and 300,000,000 shares authorized and 245,875 shares outstanding as of March 31, 2025*	16,324	2,459
Additional paid-in capital	27,826,643	10,987,440
Shares subscription receivable	(219,998)	(219,998)
Accumulated deficit	(10,153,318)	(895,510)
Accumulated other comprehensive loss	(27,247)	(41,059)
Total FLY-E Group, Inc. Stockholders’ Equity	17,442,404	9,833,332
Total Liabilities and Stockholders’ Equity	$29,493,092	$33,706,675

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended
	March 31,
	2026	2025
Revenues	$19,063,357	$25,427,163
Cost of Revenues	14,404,283	14,976,266
Gross Profit	4,659,074	10,450,897

Operating Expenses
Selling Expenses	3,478,740	7,403,374
General and Administrative Expenses	7,618,603	7,607,489
Total Operating Expenses	11,097,343	15,010,863
Loss from Operations	(6,438,269)	(4,559,966)

Other (Income) Expenses, net	(684,775)	10,588
Interest Expenses, net	(1,806,085)	(405,615)
Loss Before Income Taxes	(8,929,129)	(4,954,993)
Income Tax Expenses	(328,679)	(336,166)
Net Loss	$(9,257,808)	$(5,291,159)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	13,812	(27,230)
Total Comprehensive Loss	$(9,243,996)	$(5,318,389)

Losses per Share*	$(8.38)	$(21.95)
Weighted Average Number of Common Stock
– Basic and Diluted*	1,104,494	241,050

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024, the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

							Accumulated	Retained
					Additional	Shares	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	(Accumulated	Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Loss	Deficit)	Equity
Balance at March 31, 2024	—	$—	220,000	$2,200	$2,617,800	$(219,998)	$(13,829)	$4,395,649	$6,781,822
Net loss	—	—	—	—	—	—	—	(5,291,159)	(5,291,159)
Issuance of common stock upon initial public offering, net	—	—	25,875	259	8,369,640	—	—	—	8,369,899
Foreign currency translation adjustment	—	—	—	—	—	—	(27,230)	—	(27,230)
Balance at March 31, 2025	—	$—	245,875	$2,459	$10,987,440	$(219,998)	$(41,059)	$(895,510)	$9,833,332
Net loss	—	—	—	—	—	—	—	(9,257,808)	(9,257,808)
Issuance of common stock upon private placement offering, net	—	—	973,456	9,735	16,843,333	—	—	—	16,853,068
Exercise of warrants	—	—	410,982	4,110	(4,110)	—	—	—	—
Round up of shares for reverse stock split	—	—	2,073	20	(20)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	13,812	—	13,812
Balance at March 31, 2026	—	$—	1,632,386	$16,324	$27,826,643	$(219,998)	$(27,247)	$(10,153,318)	$17,442,404

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024, the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(9,257,808)	$(5,291,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	13,058	108,593
Gain on termination of operating lease	—	(111,564)
Gain on sales and liquidations of subsidiaries	(1,587,439)	(84,302)
Impairment loss on property and equipment	558,063	—
Expected credit losses on accounts receivable	176,379	116,746
Depreciation expense	719,383	631,280
Amortization expense	110,149	65,091
Deferred income taxes benefits	(42,112)	(64,829)
Amortization of operating lease right-of-use assets	1,932,762	5,084,535
Inventories reserve	478,019	870,589
Changes in operating assets and liabilities:
Accounts receivable	(6,843,808)	(329,029)
Accounts receivable – a related party	5,435	248,349
Inventories	1,940,751	(2,736,241)
Prepayments and other receivables	628,903	(2,677,904)
Prepayments for operation services to a related party	120,000	(60,000)
Security deposits	66,550	(84,605)
Accounts payable	(839,117)	91,509
Accrued expenses and other payables	(472,870)	460,364
Accrued expenses and other payables – a related party	225	—
Operating lease liabilities	(1,674,854)	(4,771,518)
Taxes payable	118,417	(1,525,371)
Net cash used in operating activities	(13,849,914)	(10,059,466)

Cash flows from investing activities
Purchases of properties and equipment	(74,609)	(1,634,174)
Payments of property rights	(15,477)	—
Proceeds from disposal of properties and equipment	13,133	—
Prepayment for purchasing software from a related party	—	(1,392,580)
Prepayment for purchasing software	(1,800,000)	—
Cash released from disposal of entities	(447,279)	(54,774)
Repayment from a related party	—	660,256
Advance to a related party	(161,560)	(480,000)
Net cash used in investing activities	(2,485,792)	(2,901,272)

Cash flows from financing activities
Proceeds from borrowings	1,959,846	7,367,795
Repayments of borrowings	(3,127,434)	(3,661,559)
Repayments on other payables - related parties	—	(92,229)
Payments of offering cost	(516,490)	(282,403)
Net proceeds from issuance of common stock	17,369,558	9,154,500
Net cash provided by financing activities	15,685,480	12,486,104
Net changes in cash including cash classified within current assets held for sale	(650,226)	(474,634)
Effect of exchange rate changes on cash	13,812	(27,230)
Less: net change in cash classified within current assets held for sale	61,548	(61,548)
Cash at beginning of the period	840,102	1,403,514
Cash at the end of the period	$265,236	$840,102

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,806,085	$405,615
Cash paid for income taxes	$42,640	$1,957,867

Supplemental disclosure of non-cash investing and financing activities
Purchase of vehicle funded by loan	$—	$224,638
Purchase of office funded by loan	$—	$1,800,000
Purchase of software and office by using previous prepayments	$136,580	$1,729,000
Purchase of property rights by using previous prepayments	$—	$54,572
Properties used for rental services	$49,811	$193,964
Deferred IPO cost recognized as additional paid-in capital	$—	$502,198
Uncollected proceeds from disposal of subsidiaries	$2,704,973	$635,193
Termination of operating lease right-of-use assets and operating lease liabilities	$320,077	$(2,473,686)
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,490,547

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

Notes to Consolidated Financial Statements

1 — DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Organization and principal activities

Fly-E Group, Inc. (the “Company” or “Fly-E Group”) was incorporated under the laws of the State of Delaware on November 1, 2022. The Company has no substantive operations other than holding all of the issued and outstanding shares of Fly E-Bike Inc. (“Fly E-Bike”) and Fly EV, Inc. (“Fly EV”). Fly E-Bike and Fly EV were incorporated under the laws of the State of Delaware on August 22, 2022 and November 1, 2022, respectively. Fly EV has no substantive operations. The Company, through its wholly owned subsidiaries, is principally engaged in designing, installing and selling smart electric bikes (“E-bikes”), electric motorcycles (“E-motorcycles”), electric scooters (“E-scooters”), and related accessories under the brand name of “Fly E-Bike.” The Company’s principal operations and geographic markets are mainly in the United States of America (the “U.S.”). During the year ended March 31, 2026, the Company closed 8 stores in U.S. During the fiscal year ended March 31, 2025, the Company closed four stores in the U.S. As of July 23, 2026, the Company currently operates a total of 4 retail stores in the U.S. During the year ended March 31, 2026, 24 retail stores in the U.S. were sold for streamlining the Company’s corporate structure and reducing complexity in financial reporting and operating costs. These 24 retail stores were operated through certain subsidiaries of the Company that were disposed pursuant to share transfer agreements, as discussed in Note 15 to the Consolidated Financial Statements in this Report. The Company offers rental services from selected locations. The Company also operates one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters.

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

As a result of the Merger and the Share Exchange, Fly E-Bike and its subsidiaries are under common control of Fly-E Group, resulting in the consolidation of Fly E-Bike and its subsidiaries, which was accounted for as a reorganization of entities under common control. The consolidated financial statements are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the consolidated financial statements of Fly-E Group.

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

On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals to sell 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the year ended March 31, 2026, the Company received net proceeds of $10,996,558 from the investors.

On July 3, 2025 and November 4, 2025, the Company implemented a 1-for-5 and 1-for-20 reverse stock split of its issued and outstanding shares of common stock, respectively. As a result, all share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented. As of March 31, 2026, the Company had 1,632,386 shares of common stock issued and outstanding. The par value per share remained unchanged at $0.01, respectively.

The reverse stock split was accounted for retrospectively in the accompanying consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split.

The consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of March 31, 2026.

Name	Background	Ownership
FLY-E GROUP, INC.	● A Delaware corporation	Parent Company
● Incorporated on November 1, 2022
● A holding company

FLY EV, INC.	● A Delaware corporation	100% owned by Fly-E Group, Inc.
● Incorporated on November 1, 2022
● A holding Company

FLY E-BIKE, INC.	● A Delaware Company	100% owned by Fly-E Group, Inc.
● Incorporated on August 22, 2022
● A holding Company

UNIVERSE KING CORP	● A New York corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on November 19, 2018
● A retail store

FLYEBIKE INC	● A New York corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on March 30, 2021
● A retail store

FLYEBIKE WORLD INC.	● A New York corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on February 27, 2023
● A retail store

FLY DELIVERY INC.	● A New York corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on March 2, 2023
● A delivery store

FLYDC INC.	● A Washington, DC corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on May 31, 2023
● A retail store

FLYLA INC.	● A California corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on December 1, 2023
● A retail and rental store

AOFL LLC	● A New York corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on June 25, 2024
● A holding company

GOBIKE INC	● A New York corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on July 16, 2024
● A rental store

FLYEBIKE BOSTON INC.	● A Massachusetts corporation	100% owned by Fly E-Bike, Inc.
● Incorporated on September 1, 2024
● A retail store

FLYE ELYX INC.	● A New York corporation	100% owned by Fly-E Group, Inc.
● Incorporated on November 18, 2025
● A holding Company

Liquidity and Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from financial institutions and equity financings have been utilized to finance the working capital requirements of the Company.

On June 4, 2025, the Company closed a public offering of (i) 285,956 shares of the common stock at the price of $24.28 per share and (ii) 571,912 warrants to purchase 571,912 shares of common stock, resulting in net proceeds to the Company of approximately $6.1 million after deducting placement agent’s fees and offering expenses. On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the year ended March 31, 2026, the Company received net proceeds of $10,996,558 from the investors. As of March 31, 2026, the Company had working capital of approximately $10.0 million and cash of approximately $0.3 million. During the year ended March 31, 2026, the Company had net loss of approximately $9.3 million. During the year ended March 31, 2026, net cash used in operating activities of the Company was approximately $13.8 million. As of March 31, 2026, the Company had a current portion of contractual obligation of approximately $5.5 million, including short-term loan payables of approximately $3.9 million, current portion of long-term loan payables of approximately $0.1 million and current portion of operating lease liabilities of approximately $1.5 million. The Company defaulted on its repayment obligations under the Peapack-Gladstone Bank of approximately $4.9 million between August 2025 and November 2025. On November 7, 2025, the Company entered into forbearance and modification agreement with the bank for extension of repayment deadline to March 31, 2026. Subsequent to the execution of the forbearance agreement, the Company has received written notices from Peapack Private Bank asserting defaults and reserving the lender’s rights to pursue remedies under the applicable loan documents. During the year ended March 31, 2026, the Company paid $1,000,000, $669,725 and $117,921 on principal, interest and forbearance fee of the loan, respectively. The Company entered into a forbearance and modification agreement with the bank on May 28, 2026, extending the repayment deadline to June 30, 2026, at an interest rate of 12.875%, and the agreement requires the Company to pay $123,877 in interest and a $4,000 forbearance fee in respect of the loan. As of July 23, 2026, the Company is in ongoing negotiations with the bank for a renewal. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and regulations of the Securities Exchange Commission (the “SEC”). The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and its ability to attract investors and to borrow funds on reasonable economic terms.

(b) Principles of Consolidation

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power, or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of votes at board meetings, or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

The accompanying consolidated financial statements include the consolidated financial statements of the Company and its wholly owned subsidiary. A subsidiary is an entity over which the Company has control. Control is achieved when the Company has power over the investee, is exposed to, or has rights to, variable returns from its involvement with the investee, and has the ability to use its power to affect those returns.

A subsidiary is consolidated from the date on which the Company obtains control. The Company reassesses whether it controls an investee if facts and circumstances indicate changes to one or more of the three elements of control listed above. All inter-company balances and transactions are eliminated upon consolidation. The results of subsidiary acquired are recorded in the consolidated statements of operations from the effective date of acquisition, as appropriate. All significant transactions and balances between the Company and its subsidiary have been eliminated.

(c) Segment Information

The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended March 31, 2026 and applied it retrospectively for the prior period presented. The Company’s chief operating decision-makers (“CODM”) (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. Under ASC 280, operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker (the “CODM”) for resource allocation and performance assessment. The Company and its subsidiaries offer E-bikes, E-motorcycles, E-scooters and other items and services in its stores. The Company’s revenue streams share similar economic characteristics and are managed as a single business unit. The Company applies the management approach, which uses the internal organization and reporting reviewed by the CODM as the basis for identifying its reportable operating segments. Because the CODM makes resource allocation and performance assessment decisions based on consolidated results, the Company has determined that it has only one reportable operating segment.

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates its estimates, including, but not limited to, those related to revenue recognition, the incremental borrowing rates of operating lease liabilities, lower of cost and net realizable value of inventories, allowance for expected credit losses, recoverability and useful lives of long-lived assets, warranty reserves, fair value of warrant, and valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that it is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenue, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of March 31, 2026 and March 31, 2025, nil and nil deposited with banks was uninsured, respectively.

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

The Company adopted the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. In determining the probability of default, the Company mainly considers factors such as size, aging schedule of receivables, the customer’s payment history, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. As of March 31, 2026 and 2025, the Company provided allowance for expected credit losses of $217,479 and $116,746, consisting of $41,100 and $41,100 related to accounts receivable from a related party customer and $176,379 and $75,646 related to accounts receivable from third-party customers, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the years ended March 31, 2026 and 2025, impairment loss was $478,019 and $870,589, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2026 and 2025, no allowance for credit losses provided against prepayments and other receivables was recorded.

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

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals, and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(k) Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and amortized in a method which reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up. The balance of intangible asset represents internal use software and property rights. The software is acquired externally tailored to the Company’s requirements. The Company capitalizes the costs associated with design, development, acquisition and maintenance of its acquired intangible assets and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop these assets would be capitalized and amortized over the balance of the useful life for the assets. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in the estimate being accounted for on a prospective basis.

The useful lives of intangibles assets have been assessed as follows:

Property rights	5-20 years
Software	5 years

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property and equipment, intangible assets and right-of-use assets subject to depreciation or amortization, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the years ended March 31, 2026 and 2025, the Company recognized an impairment loss of $558,063 and nil against the property and equipment, respectively.

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

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: Market Approach—Uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. Income Approach—Uses valuation techniques to convert future amounts to a single present value, based on current market expectations about those future amounts. Cost Approach—Based on the amount that would currently be required to replace an asset.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, deposits, amounts due from or to related parties, other receivables, accounts payable, accrued expenses, and other payables. The carrying amounts of these financial instruments approximates their fair value due to their short-term maturity. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and 2025.

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $51,418 and $20,131 of warranty reserves under accrued expenses and other payables as of March 31, 2026 and 2025, respectively. The Company has no contract assets and contract liabilities balances as of March 31, 2026 and 2025, respectively.

The following table summarizes the changes in the Company's warranty reserve:

	As of March 31,
	2026	2025
Beginning balance	$20,131	$27,714
Additions charged to warranty expense	51,418	20,131
Adjustments to prior estimates	(20,131)	(27,714)
Ending balance	$51,418	$20,131

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

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended
	March 31,
	2026	2025
Product revenues - retail (ASC 606)	$6,922,972	$21,725,817
Product revenues - wholesale (ASC 606)	11,560,343	3,529,479
Revenues - rental services (ASC 842)	580,042	171,867
Net revenues	$19,063,357	$25,427,163

(o) Selling Expenses

Selling expenses mainly consist of advertising expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $36,604 and $273,816 for the years ended March 31, 2026 and 2025, respectively.

(p) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the years ended March 31, 2026 and 2025, development costs amounted to $340,949 and $549,368, respectively, which were included in general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2024 are subject to examination by any appropriate tax authorities. For the years ended March 31, 2026 and 2025, the Company accrued $33,464 and $30,301 of income tax related penalty included in current income taxes expenses, respectively.

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

Lessee

The Company recognizes right-of-use assets and lease liabilities for all leases at the commencement date of a lease, except for short-term leases accounted for by applying a recognition exemption where lease payments are recognized as expenses on a straight-line basis over the lease terms. Leases with an initial term of 12 months or less are short-term leases and not recognized as operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term.

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

(s) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, no customers individually represented greater than 10% of accounts receivable balances. As of March 31, 2025, three customers accounted for approximately 24.0%, 13.1% and 11.7% of accounts receivable balances, respectively.

For the year ended March 31, 2026, the Company’s top two suppliers represented 70% and 19% of total purchases of the Company. For the years ended March 31, 2025, the Company’s top two suppliers represented 42% and 32% of total purchases of the Company, respectively. As of March 31, 2026, three suppliers accounted for approximately 39%, 31%, and 15% of accounts payable balance, respectively. As of March 31, 2025, two suppliers accounted for approximately 63% and 25% of accounts payable balance, respectively.

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

For the years ended March 31, 2026 and 2025, the Company had 1,294 and 1,294 potential shares of common stock issuable upon the exercise of the Representative’s Warrants and 2025 Warrants (as defined below), respectively. As the Company incurred losses for the years ended March 31, 2026 and 2025, inclusion of these potential shares of common stock would have reduced the net loss per share. Therefore, these potential shares were excluded from the calculation of diluted net loss per share.

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

(x) Warrants

On June 4, 2025, the Company closed its public offering and issued 571,912 warrants (“2025 Warrants”) to purchase common stock at an exercise price equal to $29.13. The 2025 Warrants are also exercisable on a cashless basis. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. During the year ended March 31, 2026, all holders of the Company’s 2025 Warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split and 1-for-20 reverse stock split. During the year ended March 31, 2026, 571,912 of the 2025 Warrants were exercised on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 410,982 shares of common stock.

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

3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of March 31,	As of March 31,
	2026	2025
Accounts receivable	$7,225,971	$541,833
Allowance of expected credit losses	(176,379)	(75,646)
Accounts receivable, net	$7,049,592	$466,187

Movements of allowance for expected credit losses are as follows:

	For the Years Ended
	March 31,
	2026	2025
Beginning balance	$75,646	$—
Addition	176,379	75,646
Write off	(75,646)	—
Ending Balance	$176,379	$75,646

As of March 31, 2026 and 2025, the Company provided allowance for expected credit losses of $176,379 and $75,646 related to accounts receivable from a third-party customer, respectively.

4 — INVENTORIES, NET

Inventories, net consisted of the following:

	As of March 31,	As of March 31,
	2026	2025
Batteries	$1,795,389	$2,084,890
Electric Vehicles	892,143	3,070,224
Tires	290,594	482,364
Accessories	215,551	1,867,365
Inventories	3,193,677	7,504,843
Inventory reserves	(859,193)	(1,107,569)
Inventories, net	$2,334,484	$6,397,274

Movements of inventory reserves are as follows:

	For the Years Ended
	March 31,
	2026	2025
Beginning balance	$1,107,569	$514,021
Addition	478,019	870,589
Write off	(726,395)	(277,041)
Ending Balance	$859,193	$1,107,569

As of March 31, 2026 and 2025, the inventory reserves balance was $859,193 and $1,107,569 respectively. For the years ended March 31, 2026 and 2025, and impairment loss was $478,019 and $870,589, respectively.

5 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables as of March 31, 2026 and 2025 consisted of the following:

	As of March 31,	As of March 31,
	2026	2025
Prepaid rent	$—	$157,683
Prepayments to vendors (i)	1,040,809	2,353,105
Prepaid insurance	128,685	214,111
Prepayments to other service providers	1,641,052	269,693
Prepaid income tax	—	18,127
Other receivable from third parties (ii)	4,157,050	664,267
Total Prepayment and Other Receivables	$6,967,596	$3,676,986

(i)	As of March 31, 2026 and 2025, the prepayments to vendors were approximately $1.0 million and $2.4 million, respectively. The increase in prepayments to vendors was primarily due to the Company’s anticipation of growth in future sales and rental services and expanded maintenance services. Besides, the Company plans to purchase more E-vehicles and related accessories from overseas and U.S. vendors to avoid shortage of E-vehicles and related accessories as one of its major suppliers closed down during the year ended March 31, 2026.

(ii)	On January 1, 2025, the Company entered into share transfer agreements for sales of 100% of its equity interests in subsidiaries – FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC – to third-party buyers for a total cash consideration of $635,193, with no contingent payments or adjustments. In June 2025, the Company received $103,000 from the buyers. As of March 31, 2026, the remaining consideration due from such buyers was $532,193 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On April 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC – to third-party buyers for a total cash consideration of $310,055, with no contingent payments or adjustments. In June 2025, the Company received $30,000 from the buyers. As of March 31, 2026, the remaining consideration due from such buyers was $280,055 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On May 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – ARFY CORP., FLY GC INC., and ESEBIKE INC – to third-party buyers for a total cash consideration of $156,517, with no contingent payments or adjustments. In June 2025, the Company received $55,000 from the buyers. As of March 31, 2026, the remaining consideration due from such buyers was $101,517 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On June 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – UFOTS CORP and FLYCORONA INC – to third-party buyers for a total cash consideration of $60,207, with no contingent payments or adjustments. In June 2025, the Company received $27,000 from the buyers. As of March 31, 2026, the remaining consideration due from such buyers was $33,207 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On July 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –OFLYO INC, FLYCYCLE INC and FLYBX2381 INC– to third-party buyers for a total cash consideration of $57,991, $71,301 and $106,647 respectively, with no contingent payments or adjustments. As of March 31, 2026, the remaining consideration due from such buyers was $57,991, $71,301 and $106,647, respectively, (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On August 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –FLYAM INC, FLYTRON INC and MEEBIKE – to third-party buyers for a total cash consideration of $36,879, $19,959 and $39,289, respectively, with no contingent payments or adjustments. As of March 31, 2026, the remaining consideration due from such buyers was $36,879, $19,959 and $39,289, respectively, (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On September 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –TKPGO CORP, FIYET INC and FLYCLB INC – to third-party buyers for a total cash consideration of $1,707, $1 and $1, respectively, with no contingent payments or adjustments. As of March 31, 2026, the remaining consideration due from such buyers was $1,709 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On December 19, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – DCMOTOR INC and FLYNJ1 INC to third-party buyers for a total cash consideration of $1 and $1, respectively, with no contingent payments or adjustments. As of March 31, 2026, the remaining consideration due from such buyers was $2 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On January 1, 2026, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – FLYFLS INC, FLYNJ2 INC, FLY E BIKE NJ3, INC, FLYNJ4 INC, FLYTORONTO Corp to third-party buyers for a total cash consideration of $69,420, $68,627, $511,353, $146,473 and$628,151, respectively, with no contingent payments or adjustments.

On February 10, 2026, the Company advanced retail store renovation fees on behalf of FLYFLS INC, DCMOTOR INC, FLYNJ1 INC and FLY E BIKE NJ3, with cash payments of $400,000, $400,000, $400,000 and $100,000, respectively, which are recovered from these companies.

6 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2026 and 2025 consisted of the following:

	As of March 31,	As of March 31,
	2026	2025
Furniture and Fixtures	$294,510	$400,080
Machinery and Equipment	145,820	230,015
Automobile	468,238	669,902
Leasehold improvements	254,065	683,595
Building	3,663,215	3,663,215
Computer hardware and software (i)	2,500,000	2,310,000
Properties for rental business (ii)	188,182	193,963
Property and Equipment	7,514,030	8,150,770
Less: Accumulated depreciation	(1,163,052)	(863,557)
Less: Accumulated impairment loss (iii)	(558,063)	—
Property and Equipment, net	$5,792,915	$7,287,213

For the years ended March 31, 2026 and 2025, the depreciation expenses were $719,383 and $631,280 and the impairment loss were $558,063 and nil, respectively.

(i)

In December 2023, the Company engaged DFT, a former related party, for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000. The ERP system is fully completed and delivered on May 20, 2025. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. The remaining balance of $190,000 was capitalized upon full completion in May 2025, bringing the total capitalized cost to $2,500,000 as of March 31, 2026. As of March 31, 2026 and 2025, the Company had a prepayment of nil and $136,580, respectively, to DFT (see Note 14– Long-term prepayment for software development – a related party).

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

(iii)

During the year ended March 31, 2026, the Company identified impairment indicators related to its certain technology services ERP system, due to technological obsolescence of the existing system. The Company performed an impairment assessment of the ERP system asset group in accordance with ASC 360. The asset group tested comprised the capitalized costs of the ERP system, including software licenses, implementation and customization costs, and related hardware, with a carrying amount of $2,232,250 prior to impairment.

The Company determined the fair value of the asset group using the income approach, based on the present value of expected future cash flows, which represents a Level 3 fair value measurement. The impairment loss of $558,063 represents the excess of the carrying amount of the asset group over its estimated fair value. The loss is presented within general and administrative expenses in the accompanying statement of operations.

7 — INTANGIBLE ASSETS, NET

Intangible assets as of March 31, 2026 and 2025 consisted of the following:

	As of March 31,	As of March 31,
	2026	2025
Property rights	$108,081	$92,604
GO FLY App	500,000	500,000
Total Intangible assets	608,081	592,604
Less: Accumulated amortization	(176,888)	(66,739)
Intangible assets, net	$431,193	$525,865

For the years ended March 31, 2026 and 2025, the amortization expenses were $110,149 and $65,091, respectively.

8 — ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31,	As of March 31,
	2026	2025
Accrued payroll	$64,834	$62,068
Advances from customers	412,023	28,144
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	51,418	20,131
Payroll tax and sales tax payable	25,265	113,601
Accrued store expenses	69,370	58,044
Accrued freight in cost	8,290	35,980
Accrued UL penalty(i)	—	1,000,000
Accrued Interest	—	—
Total Accrued Expenses and Other Payables	$680,200	$1,366,968

(i)	On or about March 12, 2025, UL LLC (“UL”) filed a complaint against the Company, along with the Company’s certain subsidiaries and certain individuals, in the Eastern District of New York (the “Complaint”). The Complaint alleges that the Company improperly used UL’s trademark by claiming certain products were certified by UL. On May 21, 2025, the Company and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025. During the year ended March 31, 2026, the Company paid $1,000,000 to UL.

9 — LOAN PAYABLES

A summary of the Company’s loans is listed as follows:

		As of March 31,	As of March 31,
Lender	Due Date	2026	2025
Chase Bank(i)	January 12, 2028	$—	$301
Leaf Capital Funding, LLC(ii)	December 31, 2027	—	34,620
Automobile Loan – Honda(iii)	June 25, 2027	—	20,353
Milea Truck Sales of Queens Inc. (iv)	August 22, 2027	65,234	106,093
Milea Truck Sales of Queens Inc. (iv)	July 26, 2027	45,404	76,779
Peapack-Gladstone Bank(v)	March 31, 2026	3,936,058	4,936,058
Velocity Commercial Capital, LLC (vi)	December 1, 2054	1,921,240	1,927,729
AOWINV LLC (vii)	June 10, 2025	—	255,000
Stripe, Inc. (ix)	December 22, 2026	7,544	—
Total loan payables		5,975,480	7,356,933
Short-term loan payables		(3,936,058)	(5,191,058)
Current portion of long-term loan payables		(93,980)	(100,835)
Total Long-term loan payables		$1,945,442	$2,065,040

(i)	On January 12, 2023, the Company’s subsidiary, Arfy Corp. obtained a five-year long-term loan of $70,000 from JPMorgan Chase Bank, N.A. with an annual interest rate of 9.8%. Mr. Tong Chen, an original stockholder of the Company, provided a guarantee on this loan. To secure payment and performance of the liabilities, Arfy Corp. pledged to JPMorgan Chase Bank, N.A., a continuing security interest in all of its right, title and interest in all of its properties, whether now owned or hereinafter acquired and whether now existing or hereafter arising. As of March 31, 2026, the Company paid off this loan in full.

(ii)	On August 24, 2022, Universe King Corp. obtained a five-year long-term loan of $63,674 from Leaf Capital Funding, LLC with an annual interest rate of 7.0%. The collateral provided included the Fuso trucks, whether now owned or hereafter acquired by Universe King Corp., and together with all accessories, accessions, attachments thereto, and all other substitutions, renewals, replacements and improvements and all proceeds of the foregoing. As of March 31, 2026, the company paid off this loan in full.

(iii)	On June 12, 2023, Flyebikemiami Inc obtained a four-year long-term loan of $34,974 from AutoNation Honda Miami Lakes with an annual interest rate of 3.98%. The collateral provided was the Honda vehicle purchased by Flyebikemiami Inc. As of March 31, 2026, the outstanding balance is nil.

(iv)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of March 31, 2026, the outstanding balance is $65,234. From April 1 to May 31, 2026, the Company paid nil on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of March 31, 2026, the outstanding balance is $45,404. From April 1 to May 31, 2026, the Company paid $2,980 on principal and interest of the loan.

(v)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. From August 5 to August 6, 2024, the Company withdrew $996,476 and $423,506 from its line of credit to repay loans from Bank of Hope and JPMorgan Chase Bank, N.A., respectively. From August 7 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. The Company became default of repayment since August 31, 2025. The Company entered into forbearance and modification agreement with the bank on November 7, 2025 for extension of repayment deadline with interest rate of 12.875% to March 31, 2026. Subsequent to the execution of the forbearance agreement, the Company has received written notices from Peapack Private Bank asserting defaults and reserving the lender’s rights to pursue remedies under the applicable loan documents. During the year ended March 31, 2026, the Company paid $1,000,000, $669,725 and $117,921 on principal, interest and forbearance fee of the loan, respectively. The Company entered into a forbearance and modification agreement with the bank on May 28, 2026, extending the repayment deadline to June 30, 2026, at an interest rate of 12.875%, and the agreement requires the Company to pay $123,877 in interest and a $4,000 forbearance fee in respect of the loan. As of July 23, 2026, the Company is in ongoing negotiations with the bank for a renewal.

(vi)	On November 27, 2024, the Company’s subsidiary, AOFL LLC (the “borrower”) obtained four thirty-year long-term loans of $525,000, $560,000, $595,000, and $420,000, respectively, from Velocity Commercial Capital, LLC (the “lender”) with an annual interest rate of 11.24%. The lender charged a total of $170,933 loan settlement fees for closing the loan which included attorney fee, escrow fee, origination fee, and so on. The Company amortized the $170,933 over the loan term. To secure payment and performance of the liabilities, AOFL LLC pledged to Velocity Commercial Capital, LLC a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from lender to the borrower and any cash, securities, instruments or other property of the borrower in the possession of lender.

(vii)	On February 10, 2025, Fly E-Bike, Inc. obtained a five-month short-term loan of $255,000 from AOWINV LLC with no interest. On June 10, 2025, the Company paid off this loan in full.

(viii)	On April 29, 2025, the Company obtained a 30-week short-term loan of $1,575,000 from Agile Capital Funding, LLC, with an annual interest rate of 72.8%, which requires weekly repayments of $74,550. The collateral provided included all properties, rights and assets of FLY E-BIKE, INC. As of March 31, 2026, the Company paid off this loan in full.

(ix)	On June 23, 2025, a total of 8 subsidiaries of the Company obtained 42-week short-term loans from Stripe, Inc. with an aggregate principal amount of $126,100 and 18-month long-term loans from Stripe, Inc. with an aggregate principal amount of $216,000. Repayment schedules differ by agreement and include both weekly and 60-day installment options. The stated annual interest rates range from 10.2% to 20.4%.

For the years ended March 31, 2026 and 2025, the total interest expenses on the Company’s loans amounted to $1,806,085 and $405,615, respectively. The weighted average annual interest rate on borrowings outstanding as of March 31, 2026 and 2025 was 9.1% and 13.1%, respectively. As of March 31, 2026, the current loan payable and non-current loan payable were $4,030,038 and $1,945,442, respectively.

The principal repayment schedule of the bank loans was as follows:

Ending March 31,	Repayment
2027	$4,029,893
2028	40,631
2029	9,675
2030	10,941
2031	12,373
Thereafter	1,871,967
Total	$5,975,480

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

The reverse stock splits were accounted for retrospectively in the accompanying consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split. As of March 31, 2026 and 2025, the number of issued and outstanding shares of common stock was 1,632,386 and 245,875, respectively.

Representative’s Warrants

Upon the closing of IPO in June 2024, the Company issued to Benchmark, the representative of the underwriters, warrants to purchase 1,294 shares of common stock. The Representative’s Warrants have an exercise price equal to $400.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40, the Representative’s Warrants are classified as equity. None of the Representative’s Warrants were exercised as of March 31, 2026.

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

Registered Direct Offering Warrants

On June 4, 2025, the Company closed its public offering of 285,956 shares of common stock and 571,912 warrants (“2025 Warrants”) to purchase common stock (including shares of common stock underlying warrants) at a public offering price of $24.28. Each share of common stock was sold together with two 2025 Warrants, with each 2025 Warrants to purchase one share of common stock. Each 2025 Warrants is exercisable immediately upon issuance, have an exercise price equal to $29.13 which is 120% of the offering price and will expire five years from the date of issuance. Each 2025 Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. A holder may not exercise any portion of a 2025 Warrant to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% of the Company’s outstanding shares of common stock after exercise, as such ownership percentage is determined in accordance with the terms of the 2025 Warrants, except that upon notice from the holder to the Company, the holder may waive such limitation up to a percentage, not in excess of 9.99%. The 2025 Warrants are also exercisable on a cashless basis. The 2025 Warrants are classified as equity as they are indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40. All the 2025 Warrants were exercised as of March 31, 2026.

The fair value of the 2025 Warrant, using the Black-Scholes Model on the date of issuance was $21,296,598. The key inputs into the Black-Scholes Model variables were as follows at measurement date:

June 4,
2025
Stock price	$55.5
Risk-free interest rate	3.93%
Volatility	53.92%
Exercise price	$29.13
Dividend yield	$—
Expected term (in years)	5.0
Fair value per warrant	$37.24
Number of warrants issued	571,912
Total fair value of 2025 Warrants	$21,296,598

The stock price and exercise prices stated herein have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025 and November 2025.

The following table summarizes the Company’s activities and status of the Representative’s Warrants and 2025 Warrants:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Term
	Warrant	Price	(Years)
Outstanding as of March 31, 2025	1,294	$400.00	4.2
Issued	571,912	29.13
Exercised	(571,912)	29.13
Forfeited or expired	—	—
Outstanding as of March 31, 2026	1,294	$400.00	3.2

The number of shares and warrants, as well as the exercise prices stated herein, have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025 and November 2025.

During the year ended March 31, 2026, all holders of the Company’s 2025 Warrants exercised their rights to acquire common stock. The exercises were completed on a cashless basis pursuant to the terms of the warrant agreements. The exercises did not generate any cash proceeds to the Company. All share numbers for warrant exercises prior to the reverse stock split have been retroactively adjusted to reflect the 1-for-5 reverse stock split and the 1-for-20 reverse stock split. During the year ended March 31, 2026, 571,912 of the 2025 Warrants were exercised on a cashless basis pursuant to the terms of the warrant agreements, resulting in the issuance of 410,982 shares of common stock.

Subscription Receivable

As of March 31, 2026 and 2025, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders. On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. The Company partially received net proceeds of $3,400,000 from the investors in September 2025, and received the remaining net proceeds of $7,596,558 in October and November 2025.

The following table reconciles the Company’s common shares outstanding from March 31, 2025 to March 31, 2026:

Common Stock Shares	Number of Shares
Outstanding as of March 31, 2025	245,875
Public offering in June 2025	285,956
Private placement in September 2025	687,500
Cashless exercise of warrants	410,982
Fractional shares / other adjustments	2,073
Outstanding as of March 31, 2026	1,632,386

The number of shares and warrants, as well as the exercise prices stated herein, have been retroactively adjusted to reflect the reverse stock split that occurred in July 2025 and November 2025.

11 —INCOME TAX

(a) Income Tax Expense

The Company conducts business both domestically and internationally and, as a result, the parent company and most of its subsidiaries file a consolidated income tax return in U.S. federal, U.S. states and U.S. Cities, and one of the subsidiaries files a foreign income tax return in certain foreign jurisdictions.

The Company will file a consolidated annual U.S. federal tax return for tax year ending March 31, 2026, as well as combined tax returns for New Jersey, New York State, Florida, Texas, California, District of Columbia, Massachusetts, Maryland, and New York City. Most subsidiaries of the Company were incorporated in the State of New York and are subject to the U.S. federal corporate income taxes with a tax rate of 21.0%. The State of New York levies a corporate income tax rate of 8.45% on state-level earnings. In addition, a sum of fixed dollar minimum taxes is imposed on the taxable group members, in accordance with their gross receipts within the State of New York. The City of New York levies a 6.50% city corporate income tax, along with a sum of fixed dollar minimum taxes, applied to taxable group members based on their gross receipts within the city. Five of the Company’s subsidiaries are located in New Jersey, which imposes a state income tax rate of 9.0%. Two of the Company’s subsidiaries is located in Florida, which imposes a state income tax rate of 5.5%. Two subsidiaries of the Company are located in Texas, which imposes a state income tax rate of 0.75% on the appointed state revenue. One of the Company’s subsidiaries is located in California, which imposes a state income tax rate of 8.84%. One of the Company’s subsidiaries is located in District of Columbia, which imposes a state income tax rate of 8.25%. One of the Company’s subsidiaries is located in Massachusetts, which imposes a state income tax rate of 8.25%. One of the Company’s subsidiaries is located in Maryland, which imposes a state income tax rate of 8.00%.

The Company’s wholly owned foreign subsidiary in Canada will file a Canadian federal tax return for tax year ending March 31, 2026, as well as Ontario state tax return. It is subject to the Canadian federal corporate income taxes with a tax rate of 15.0% and Ontario state corporate income taxes with a tax rate of 11.5%.

Income tax on unappropriated earnings is accrued during the period the earnings arise and adjusted to the extent that distributions are approved by the stockholders in the following year.

Income tax expense for the years ended March 31, 2026 and 2025 amounted to $0.33 million and $0.34 million, respectively. Significant components of the provision for income taxes are as follows:

	For the Years Ended
	March 31,
	2026	2025
Current
Federal	$(3,108)	$94,113
State	258,325	183,598
City	(49,431)	123,284
Foreign	165,005	—
Deferred
Federal	—	(4,000)
State	—	1,000
City	—	(2,000)
Foreign	(42,112)	(59,829)
Total	$328,679	$336,166

The provision for income taxes is based on the following pretax income (loss):

	For the Years Ended
	March 31,
	2026	2025
U.S.	$(9,904,580)	$(4,690,634)
Canada	975,451	(264,359)
Total	$(8,929,129)	$(4,954,993)

For the years ended March 31, 2026, the total pre-tax loss was $8.9 million, which included $9.9 million pre-tax loss in the U.S. and $1.0 million pre-tax income in Canada. For the years ended March 31, 2025, the total pre-tax loss was $4.9 million, which included $4.7 million pre-tax loss in the U.S. and $0.2 million pre-tax loss in Canada.

The following table reconciles to the Company’s effective tax rate:

	For the Years Ended
	March 31,
	2026	2025
Pre-tax book loss	$(8,929,129)	$(4,954,993)
Federal Statutory rate	21.0%	21.0%
State income tax rate, net of federal income tax benefit	5.5%	4.6%
City income tax rate, net of federal income tax benefit	7.8%	5.5%
Foreign statutory rate	0.9%	0.4%
Permanent differences	0.2%	(1.2)%
Valuation allowance of deferred tax assets	(41.3)%	(34.6)%
Return to project adjustment	2.2%	(2.5)%
Total	(3.7)%	(6.8)%

Penalties and interest incurred related to underpayment of income tax are classified as income tax expenses in the period incurred. For the years ended March 31, 2026 and 2025, the Company accrued $33,464 and $30,301 of income tax related penalty included in current income taxes expenses, respectively.

United States

Income tax expense for the year ended March 31, 2026 and 2025 amounted to $0.21 million and $0.40 million, respectively.

Significant components of the provision for income taxes are as follows:

	For the Years Ended
	March 31,
	2026	2025
Current
Federal	$(3,108)	$94,113
State	258,325	183,598
City	(49,431)	123,284
Deferred
Federal	—	(4,000)
State	—	1,000
City	—	(2,000)
Total	$205,786	$395,995

Canada

Fly Toronto Corp, a subsidiary of the Company, was formed under the laws of Canada and conducts its business primarily in Canada.

Income tax loss for the year ended March 31, 2026 and income tax benefit 2025 amounted to $122,893 and $59,829, respectively. Significant components of the provision for income taxes are as follows:

	For the Years Ended
	March 31,
	2026	2025
Current
Federal	$93,399	$—
State	71,606	—
City	—	—
Deferred
Federal	(23,837)	(33,866)
State	(18,275)	(25,963)
City	—	—
Total	$122,893	$(59,829)

(b) Deferred Tax Assets (Liabilities)

Net DTAs as of March 31, 2026 and 2025 amounted to nil and $94,983, respectively. Significant components of DTAs (DTLs), net are as follows:

	As of March 31,	As of March 31,
	2026	2025
Net operating loss carry forwards	$3,250,235	$1,506,378
Inventory reserve	332,000	410,000
Operating right-of-use liability	1,801,000	4,837,000
ECL allowances	83,000	—
Depreciation and amortization difference	175,765	10,000
Total deferred tax assets (DTAs)	5,642,000	6,763,378
Valuation allowance	(4,037,000)	(1,714,000)
Deferred tax assets, net of valuation allowance	$1,605,000)	$5,049,378

Accumulated depreciation		(460,395)
Operating lease right-of-use assets	(1,605,000)	(4,494,000)
Total deferred tax liabilities (DTLs)	(1,605,000)	(4,954,395)
Deferred tax assets, net	$—	$94,983

Deferred tax assets (liabilities) – U.S., net	$—	$—
Deferred tax assets – Canada, net	$—	$94,983

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. As of March 31, 2026 and 2025, the Company recorded approximately $nil and $94,983, respectively, in the net DTAs. As of March 31, 2026, management considered it more likely than not that the Company will have sufficient taxable income in the future that will allow the Company to realize these net DTAs.

As a result of the Tax Cuts and Jobs Act (TCJA), US NOLs arising after December 31, 2017, may be carried forward indefinitely and can offset only up to 80% of taxable income in any future year. Based upon the Company’s recent taxable loss history, the Company performed an analysis and determined that it was necessary to establish a valuation allowance of $4,037,000 with respect to its net deferred income tax assets as of and for the fiscal year ended March 31, 2026.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions.

12 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The Company’s leases mainly consisted of offices, retail stores, and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	As of March 31,	As of March 31,
	2026	2025
Operating ROU:
ROU assets	$4,289,237	$10,933,068
Total operating ROU assets	$4,289,237	$10,933,068

	As of March 31,	As of March 31,
	2026	2025
Operating lease obligations:
Current operating lease liabilities	$1,507,340	$2,617,762
Non-current operating lease liabilities	3,302,325	9,106,928
Total lease liabilities	$4,809,665	$11,724,690

The Company had 9 and 36 leases as of March 31, 2026 and 2025, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2026 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.2%
Weighted average remaining lease term (years)	2.93 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2025 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.2%
Weighted average remaining lease term (years)	4.67 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the year ended March 31, 2026, lease expenses were approximately $2.6 million, including approximately $1.5 million in cost of revenues and approximately $1.1 million in selling expense and nil in general and administrative expense. During the year ended March 31, 2025, lease expenses were approximately $4.3 million, including approximately $1.4 million in cost of revenues and approximately $2.9 million in selling expense and $62,527 in general and administrative expense.

For the year ended March 31, 2026, the Company terminated 28 leases. For the year ended March 31, 2025, the Company terminated 12 leases.

As of March 31, 2026, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

Operating
Lease
Twelve months ending March 31,	Liabilities
2027	$1,794,325
2028	1,838,582
2029	1,568,299
2030	135,103
Thereafter	—
Total lease payments	5,336,309
Less: interest	(526,644)
Present value of lease liabilities	$4,809,665

13 — COMMITMENTS AND CONTINGENCIES

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

On May 22, 2026, the lead plaintiff in the Class Action filed an Amended Complaint. The Company's response to the Amended Complaint is due August 14, 2026. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of March 31, 2026.

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

The Flynn Action and Shah Action are based on the same alleged facts and circumstances as the Class Action and seek damages from the current and former directors and officers and an order directing the Company and current and former directors and officers to take actions to reform and improve corporate governance and internal procedures. On December 9, 2025, the Court consolidated the Flynn Action and Shah Action into a single consolidated action captioned In re Fly-E Group, Inc. Stockholder Derivative Litigation, No. 1:25-cv-06036 (E.D.N.Y.)(the “Consolidated Derivative Action”), and appointed co-lead counsel. The current and former director and officer defendants dispute the allegations in the complaints and intend to vigorously defend against all claims. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of the Consolidated Derivative Action at this time.

SEC Investigation

On January 21, 2026, the Company was notified by the U.S. Securities and Exchange Commission (the “Commission”) that it has initiated an investigation involving the Company. The Company has not been provided with substantive details regarding the investigation, and is fully cooperating with the investigation.

UL Litigation

On or about March 12, 2025, UL LLC (“UL”) filed a complaint against the Company, along with the Company’s certain subsidiaries and certain individuals, in the Eastern District of New York (the “Complaint”). The Complaint alleges that the Company improperly used UL’s trademark by claiming certain products were certified by UL. On May 21, 2025, the Company and UL entered into a settlement and release agreement (the “Settlement Agreement”) on mutually acceptable settlement terms. Pursuant to the Settlement Agreement, the Company agreed to pay UL an aggregate amount of $1,000,000 before November 30, 2025 (Refer to Note 8 — Accrued Expenses and other payables). During the year ended March 31, 2026, the Company paid $1,000,000 to UL.

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

14 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable, net — a related party

Name of Related Party	Relationship	Nature	As of March 31, 2026	As of March 31, 2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$73,130	$78,565
Accounts receivable – a related party			73,130	78,565
Less: Allowance for credit losses			(41,100)	(41,100)
Accounts receivable, net – a related party			$32,030	$37,465

During the year ended March 31, 2026, the Company received $5,435 from Fly E Bike SRL.

Prepayments and other receivables — related parties

			As of March 31,	As of March 31,
Name of Related Party	Relationship	Nature	2026	2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$161,560	$—
PJMG LLC	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Prepayments	—	120,000
Prepayments and other receivables – related parties			$161,560	$120,000

During the year ended March 31, 2026, the Company advanced $161,560 to Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. The amount is unsecured, non-interest bearing and repayable on demand.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. PJMG was engaged to provide compliance consulting services related to accounting, finance, and management, as well as to oversee market planning and development, follow-on fundraising, and investor relationship management originally from June 2024 to May 2025, further extended to September 2025. The service fee is $45,000 for the first month and from the second month the fees will be $15,000 per month. PJMG was terminated after the services were completed on December 31, 2025. The prepayment of $120,000 was recognized as expenses in the year ended March 31, 2026.

Long-term prepayment for software development – a related party

			As of March 31,	As of March 31,
Name of Related Party	Relationship	Nature	2026	2025
DF Technology US Inc (“DFT”)	Ruifeng Guo (former CFO who resigned on November 6, 2024), owns over 50% equity interest of this entity	Long-term prepayment for software development	$—	$136,580
Long-term prepayment for software development — a related party			$—	$136,580

In December 2023, the Company engaged DFT for development of certain technology services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, owns over 50% of the equity interest in DFT. As of March 31, 2026 and 2025, the Company paid nil and $136,580 to DFT as prepayment for software development, respectively. The total contract price for the ERP system is $2,500,000, and the ERP system was delivered on May 20, 2025. (see Note 6 – Property and Equipment).

Accrued expenses and other payables – a related party

During the years ended March 31, 2026 and 2025, the Company’s former CEO advanced $225 to the Company for payments of operating expenses. The amount is unsecured, non-interest bearing and repayable on demand.

(B) Related party transactions

Revenues — a related party

			For the Years Ended
			March 31,
Name of Related Party	Relationship	Nature	2026	2025
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Product sales	$—	$42,010
Revenues — a related party			$—	$42,010

During the years ended March 31, 2026 and 2025, Fly E Bike SRL, purchased certain EV products from the Company in the amount of nil and $42,010, respectively.

(C) Other Related Party Transactions

On March 6, 2021, the Company and DGLG entered into an engagement letter, pursuant to which the Company engaged DGLG as a consultant to assist the Company in its IPO planning, financing and tax services. Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, is a partner at DGLG. Under the terms of the engagement agreement with DGLG, the Company has agreed to compensate DGLG for consulting services based on an hourly fee arrangement. DGLG’s consulting fees were nil and nil for the years ended March 31, 2026 and 2025, respectively. In addition, during the years ended March 31, 2026 and 2025, the Company paid DGLG a total of nil and $61,050 for tax services, including sales tax services, payroll tax services, and income tax services, rendered by DGLG, respectively. During the year ended March 31, 2025, the Company paid PJMG a total of $372,047 for consulting services. $312,047 was expensed as consulting expenses during the year ended March 31, 2025.

On April 1, 2023, the Company agreed to retain the services of PJMG, a company in which Mr. Guo, the Company’s former CFO who resigned on November 6, 2024, holds over 50% of the equity interests as a consultant following the completion of its IPO. To secure these services, the Company prepaid a total of $120,000 to PJMG as of March 31, 2025, and $120,000 was expensed as consulting expenses during the year ended March 31, 2026.

15 — DISPOSAL OF SUBSIDIARIES

During the year ended March 31, 2026, the Company committed to the disposal of certain subsidiaries. The decision was driven by two primary factors: (1) to simplify the Company’s legal and operational structure, and (2) to create a more streamlined and transparent organizational structure, thereby reducing the complexity of consolidation across auditing, finance, and tax reporting. These subsidiaries were not part of a strategic exit from the New York region or the retail industry. Rather, the disposal was intended to enhance administrative efficiency and align the Company’s structure with its long-term operational goals.

In December 2024, the Company decided to proceed with the disposal plan and sell 100% of its equity interests in subsidiaries FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC to third-party individuals (the “Buyers”). On January 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $635,193. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. There was $84,302 gain from this disposal. During the year ended March 31, 2026, the Company received $103,000 from the Buyers.

On March 11, 2025, the management team approved to sell 100% of its equity interests in subsidiaries FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC to third-party individuals (the “Buyers”). On April 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $310,055. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. During the year ended March 31, 2026, the Company received $30,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On April 2, 2025, the management team approved to sell 100% of its equity interests in subsidiaries ARFY CORP., FLY GC INC., and ESEBIKE INC to third-party individuals (the “Buyers”). On May 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $156,517. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. During the year ended March 31, 2026, the Company received $55,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

On May 6, 2025, the management team approved to sell 100% of its equity interests in subsidiaries UFOTS CORP and FLYCORONA INC to third-party individuals (the “Buyers”). On June 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $60,207. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. During the year ended March 31, 2026, the Company received $27,000 from the Buyers. There was no gain or loss on the sale of subsidiaries.

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

There was gain on the sale of subsidiaries of $1,778,482 for the year ended March 31, 2026.

During the year ended March 31, 2026, the Company completed the disposal of certain subsidiaries. In accordance with ASC 205-20, Discontinued Operations, the Company evaluated whether these disposals represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Based on this evaluation, the Company concluded that these disposals do not qualify for presentation as discontinued operations.

To support this conclusion, the following table presents a quantitative comparison of the disposed subsidiaries’ financial metrics against those of the consolidated Company for the most recent annual period prior to disposal:

Metric	Disposed Subsidiaries	Consolidated Company	% of Consolidated
Revenues	$1,584,030	$19,063,357	8.3%
Net assets	$463,144	$17,442,404	2.7%

As illustrated above, the disposed subsidiaries in the aggregate represent a quantitatively insignificant portion of the Company’s revenues or net assets. The Company therefore concluded that these disposals do not constitute a strategic shift that has a major effect on the Company’s operations and financial results as contemplated by ASC 205-20-45-1B. Accordingly, the results of operations of the disposed subsidiaries are presented within continuing operations for all periods presented.

Summarized Held for Sale Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the consolidated balance sheet, is as follows:

	As of March 31,	As of March 31,
	2026	2025
ASSETS
Cash	$—	$61,548
Accounts receivables	—	—
Inventories, net	—	195,192
Prepayments and other receivables	—	22,096
Property and equipment, net	—	154,876
Security deposits	—	73,025
Deferred tax assets, net	—	—
Operating lease right-of-use assets	—	1,955,765
Assets held for sale	$—	$2,462,502

LIABILITIES
Accrued expenses and other payables	$—	$—
Short-term loan payables	—	25,498
Operating lease liabilities – current	—	319,874
Operating lease liabilities – non-current	—	1,807,075
Liabilities held for sale	$—	$2,152,447

There was no gain or loss on the sale of subsidiaries on January 1, 2025:

Total consideration determined: $310,055

Net assets disposed of, excluding intercompany other receivables: $310,055

16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after March 31, 2026, up through July 23, 2026, the date at which the consolidated financial statements were issued. Except for the events mentioned below, the Company did not identify any subsequent events with material financial impact on the Company’s consolidated financial statements.