Form 10-Q
period 2026-09-30
Fly-E Group, Inc.
filed 2026-11-13
CIK 1975940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

As of November 13, 2026, there were 1,632,386 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	As of September 30, 2026	As of March 31, 2026
ASSETS
Current Assets
Cash	$504,721	$265,236
Accounts receivable, net	9,614,683	7,049,592
Accounts receivable, net – a related party	32,030	32,030
Inventories, net	1,783,574	2,334,484
Prepayments and other receivables	3,848,174	6,967,596
Prepayments and other receivables – related parties	237,034	161,560
Total Current Assets	16,020,216	16,810,498
Property and equipment, net	5,483,835	5,792,915
Security deposits	332,132	369,249
Operating lease right-of-use assets	3,387,955	4,289,237
Intangible assets, net	375,789	431,193
Long-term prepayment for software development	—	1,800,000
Total Assets	$25,599,927	$29,493,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,549,917	$433,188
Short-term loan payables	3,936,058	3,936,058
Current portion of long-term loan payables	80,120	93,980
Accrued expenses and other payables	787,043	680,200
Notes payable	1,200,000	—
Accrued expenses and other payables – a related party	—	225
Operating lease liabilities – current	1,431,132	1,507,340
Taxes payable	541,241	151,930
Liabilities held for sale	—	—
Total Current Liabilities	9,525,511	6,802,921
Long-term loan payables	1,909,424	1,945,442
Operating lease liabilities – non-current	2,405,600	3,302,325
Total Liabilities	13,840,535	12,050,688

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and nil outstanding as of September 30, 2026 and March 31, 2026*	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized and 1,632,386 shares outstanding as of September 30, 2026 and March 31, 2026*	16,324	16,324
Additional paid-in capital	27,826,643	27,826,643
Shares subscription receivable	(219,998)	(219,998)
Accumulated deficit	(15,836,330)	(10,153,318)
Accumulated other comprehensive loss	(27,247)	(27,247)
Total FLY-E Group, Inc. Stockholders’ Equity	11,759,392	17,442,404
Total Liabilities and Stockholders’ Equity	$25,599,927	$29,493,092

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,590,216	$3,908,862	$5,338,356	$9,237,060
Cost of Revenues	2,380,990	2,932,341	4,829,266	5,999,164
Gross Profit	209,226	976,521	509,090	3,237,896

Operating Expenses
Selling Expenses	264,540	1,027,726	750,004	2,348,943
General and Administrative Expenses	1,561,585	997,218	4,912,256	3,442,151
Total Operating Expenses	1,826,125	2,024,944	5,662,260	5,791,094
Loss from Operations	(1,616,899)	(1,048,423)	(5,153,170)	(2,553,198)

Other Income (Expenses), net	164,695	(148,153)	42,300	(156,051)
Interest Expenses, net	(211,725)	(539,537)	(403,142)	(1,085,771)
Loss Before Income Taxes	(1,663,929)	(1,736,113)	(5,514,012)	(3,795,020)
Income Tax (Expense) Benefit	(80,000)	(40,012)	(169,000)	10,247
Net Loss	$(1,743,929)	$(1,776,125)	$(5,683,012)	$(3,784,773)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	—	(29,378)	—	(7,024)
Total Comprehensive Loss	$(1,743,929)	$(1,805,503)	$(5,683,012)	$(3,791,797)

Losses per Share*	$(1.07)	$(2.18)	$(3.48)	$(6.58)
Weighted Average Number of Common Stock
– Basic and Diluted*	1,632,351	813,922	1,632,351	575,463

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024, the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Loss	Deficit	Equity

Balance at March 31, 2026	—	$—	1,632,386	$16,324	27,826,643	(219,998)	$(27,247)	$(10,153,318)	$17,442,404
Net loss	—	—	—	—	—	—	—	(3,939,083)	(3,939,083)
Balance at June 30, 2026	—	$—	1,632,386	$16,324	27,826,643	(219,998)	$(27,247)	$(14,092,401)	$13,503,321

Balance at June 30, 2026	—	$—	1,632,386	$16,324	27,826,643	(219,998)	$(27,247)	$(14,092,401)	$13,503,321
Net loss	—	—	—	—	—	—	—	(1,743,929)	(1,743,929)
Balance at September 30, 2026	—	$—	1,632,386	$16,324	$27,826,643	$(219,998)	$(27,247)	$(15,836,330)	$11,759,392

	Preferred Stock		Common Stock		Additional Paid-in	Shares Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Capital	Receivables	Loss	Deficit	Equity

Balance at March 31, 2025	—	$—	245,875	$2,459	10,987,440	(219,998)	$(41,059)	$(895,510)	$9,833,332
Net loss	—	—	—	—	—	—	—	(2,008,648)	(2,008,648)
Issuance of common stock upon registered direct offering, net	—	—	285,956	2,860	5,853,650	—	—	—	5,856,510
Foreign currency translation adjustment	—	—	—	—	—	—	22,354	—	22,354
Balance at June 30, 2025	—	$—	531,831	$5,319	$16,841,090	$(219,998)	$(18,705)	$(2,904,158)	$13,703,548

Balance at June 30, 2025	—	$—	531,831	$5,319	$16,841,090	$(219,998)	$(18,705)	$(2,904,158)	$13,703,548
Net loss	—	—	—	—	—	—	—	(1,776,125)	(1,776,125)
Issuance of common stock upon private placement offering, net	—	—	687,500	6,875	10,989,683	(7,596,558)	—	—	3,400,000
Exercise of warrants	—	—	410,982	4,110	(4,110)	—	—	—	—
Round up of shares for reverse stock split	—	—	2,038	20	(20)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(29,378)	—	(29,378)
Balance at September 30, 2025	—	$—	1,632,351	$16,324	$27,826,643	$(7,816,556)	$(48,083)	$(4,680,283)	$15,298,045

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-110,000 stock split completed on April 2, 2024, the 1-for-5 reverse stock split completed on July 3, 2025 and the 1-for-20 reverse stock split completed on November 4, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FLY-E GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,683,012)	$(3,784,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	—	68,188
Gain on termination of operating lease	(28,084)	(64,452)
Expected credit losses	1,702,439	—
Depreciation expense	318,785	417,258
Amortization expense	55,404	54,761
Deferred income taxes benefits	—	(42,251)
Amortization of operating lease right-of-use assets	621,222	2,699,632
Inventories reserve	290,935	569,758
Changes in operating assets and liabilities:
Accounts receivable	(2,619,486)	(1,031,989)
Accounts receivable – a related party	—	5,435
Inventories	259,975	(1,107,359)
Prepayments and other receivables	1,471,378	(1,371,452)
Prepayments for operation services to a related party	—	45,000
Security deposits	37,117	41,550
Long-term prepayment for software development	1,800,000	—
Accounts payable	1,116,729	(722,056)
Accrued expenses and other payables	363,789	(793,623)
Accrued expenses and other payables – a related party	(225)	225
Operating lease liabilities	(664,789)	(2,676,403)
Taxes payable	389,311	(14,978)
Net cash used in operating activities	(568,512)	(7,707,529)

Cash flows from investing activities
Purchases of properties and equipment	(9,705)	(44,661)
Payments of property rights	—	(15,477)
Cash released from disposal of entities	—	(230,076)
Repayment from a related party	—	—
Advance to a related party	(75,474)	(161,826)
Net cash used in investing activities	(85,179)	(452,040)

Cash flows from financing activities
Proceeds from borrowings	—	1,917,100
Repayments of borrowings	(6,824)	(1,370,591)
Loan from a third party	900,000	—
Payments of offering cost	—	(516,490)
Net proceeds from issuance of common stock	—	9,773,000
Net cash provided by financing activities	893,176	9,803,019
Net changes in cash including cash classified within current assets held for sale	239,485	1,643,450
Effect of exchange rate changes on cash	—	(7,024)
Less: net change in cash classified within current assets held for sale	—	61,548
Cash at beginning of the period	265,236	840,102
Cash at the end of the period	$504,721	$2,538,076

Supplemental disclosure of cash flow information
Cash paid for interest expense	$256,562	$1,085,771
Cash paid for income taxes	$—	$42,640

Supplemental disclosure of non-cash investing and financing activities
Subscription receivables from share placement	$—	$7,596,558
Purchase of vehicle funded by loan	$—	$—
Purchase of office funded by loan	$—	$—
Purchase of software by using previous prepayments	$—	$136,580
Properties used for rental services	$—	$49,811
Deferred IPO cost recognized as additional paid-in capital	$—	$—
Uncollected proceeds from disposal of subsidiaries	$1,946,648	$860,754
Termination of operating lease right-of-use assets and operating lease liabilities	$280,060	$3,187,864
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—

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

On July 3, 2025 and November 4, 2025, the Company implemented a 1-for-5 and 1-for-20 reverse stock split of its issued and outstanding shares of common stock, respectively. As a result, all share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented. As of September 30, 2026, the Company had 1,632,386 shares of common stock issued and outstanding. The par value per share remained unchanged at $0.01, respectively.

The reverse stock split was accounted for retrospectively in the accompanying consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split.

The consolidated financial statements include the financial statements of the Company and each of the following subsidiaries as of September 30, 2026.

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

On June 4, 2025, the Company closed a public offering of (i) 285,956 shares of the common stock at the price of $24.28 per share and (ii) 571,912 warrants to purchase 571,912 shares of common stock, resulting in net proceeds to the Company of approximately $6.1 million after deducting placement agent’s fees and offering expenses. On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. During the year ended March 31, 2026, the Company received net proceeds of $10,996,558 from the investors. As of September 30, 2026, the Company had working capital of approximately $6.5 million and cash of approximately $0.5 million. During the six months ended September 30, 2026, the Company had net loss of approximately $5.7 million. During the six months ended September 30, 2026, net cash used in operating activities of the Company was approximately $0.6 million. As of September 30, 2026, the Company had a current portion of contractual obligation of approximately $5.4 million, including short-term loan payables of approximately $3.9 million, current portion of long-term loan payables of approximately $0.1 million and current portion of operating lease liabilities of approximately $1.4 million. The Company defaulted on its repayment obligations under the Peapack-Gladstone Bank of approximately $4.9 million between August 2025 and November 2025. On November 7, 2025, the Company entered into forbearance and modification agreement with the bank for extension of repayment deadline to March 31, 2026. Subsequent to the execution of the forbearance agreement, the Company has received written notices from Peapack-Gladstone Bank asserting defaults and reserving the lender’s rights to pursue remedies under the applicable loan documents. The Company entered into a forbearance and modification agreement with the bank on May 28, 2026, extending the repayment deadline to June 30, 2026, at an interest rate of 12.875%, and the agreement requires the Company to pay $123,877 in interest and a $4,000 forbearance fee in respect of the loan. During the six months ended September 30, 2026, the Company paid $94,753 of interest of the loan. Upon expiration of the forbearance period on June 30, 2026, the interest rate increased to 15.375% per annum in accordance with the Forbearance Agreement. As of the date of this report, the June 30, 2026 repayment deadline has passed and the Company remains in default under the credit facility. The Company has recorded the outstanding principal balance and has accrued interest in accordance with the contractual interest rates and the post-forbearance interest rate of 15.375% per annum. On October 30, 2026, Peapack Private Bank & Trust filed a complaint in the Supreme Court of the State of New York, County of Queens, against the Company, two of the Company’s subsidiaries as co-borrowers, certain corporate guarantors, and two individual guarantors. The complaint alleges, among other things, breaches of a $5 million revolving credit note, a loan and security agreement, related guaranties, and a forbearance agreement, and seeks to hold the defendants jointly and severally liable for approximately $3.94 million in outstanding principal, together with accrued and default interest, late charges, attorneys’ fees, costs, and other expenses. The complaint also seeks, among other relief, possession of certain collateral securing the obligations. The Company is reviewing the complaint and evaluating its available defenses and other responses. Management has determined there is substantial doubt about its ability to continue as a going concern. Management plans to alleviate the going concern risk through (i) equity financing to support the Company’s working capital; (ii) other available sources of financing (including debt) from banks and other financial institutions; and (iii) financial support from the Company’s related parties. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

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

(f) Cash

Cash consists of cash on hand and cash deposited with banks. The Company’s cash is maintained at financial institutions in the U.S. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) federally insured limit, which is $250,000. The Company has not incurred any losses in the past for amount over the FDIC limits. As of September 30, 2026 and March 31, 2026, nil and nil deposited with banks was uninsured, respectively.

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

The Company adopted the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. In determining the probability of default, the Company mainly considers factors such as size, aging schedule of receivables, the customer’s payment history, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. As of September 30, 2026 and March 31, 2026, the Company provided allowance for expected credit losses of $271,874 and $217,479, consisting of $41,100 and $41,100 related to accounts receivable from a related party customer and $230,774 and $176,379 related to accounts receivable from third-party customers, respectively.

(h) Inventories, Net

Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value using the first-in-first-out method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory cost consists of the direct cost of merchandise including freight. For the three months ended September 30, 2026 and 2025, impairment loss was $36,894 and $339,978, respectively. For the six months ended September 30, 2026 and 2025, impairment loss was $290,935 and $569,787, respectively.

(i) Prepayments and Other Receivables

Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, prepaid taxes, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2026 and March 31, 2026, the Company provided allowance for expected credit losses of $1,648,044 and $nil against prepayments and other receivables.

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

(l) Impairment of Long-lived Assets

At the end of each reporting period, the Company reviews the carrying amounts of its property and equipment, intangible assets and right-of-use assets subject to depreciation or amortization, to determine whether there is any indication that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the six months ended September 30, 2026 and 2025, the Company recognized an impairment loss of nil and nil against the property and equipment, respectively.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, deposits, amounts due from or to related parties, other receivables, accounts payable, accrued expenses, and other payables. The carrying amounts of these financial instruments approximate their fair value due to their short-term maturity. The Company and its subsidiaries did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026.

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

Since the contract price and term are fixed and enforceable, and an assurance-type warranty guarantees the functionality of a product, and the warranty is not accounted for as a separate performance obligation, no transaction price is allocated to it. The Company recognizes sales in full at the point in time when the products are delivered or accepted by the customers, in accordance with the acceptance term specified in the contract. The Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or the Company’s best estimate. The Company accrued $7,146 and $51,418 of warranty reserves under accrued expenses and other payables as of September 30, 2026 and March 31, 2026, respectively. The Company has no contract assets and contract liabilities balances as of September 30, 2026 and March 31, 2026, respectively.

The following table summarizes the changes in the Company’s warranty reserve:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$4,346	$8,158	$51,418	$20,131
Additions charged to warranty expense	7,146	42,700	7,146	42,700
Adjustments to prior estimates	(4,346)	(8,158)	(51,418)	(20,131)
Ending balance	$7,146	$42,700	$7,146	$42,700

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

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Product revenues-retail (ASC 606)	$457,696	$2,027,031	$1,046,775	$5,789,860
Product revenues-wholesale (ASC 606)	2,091,989	1,722,868	4,189,092	3,150,099
Revenues - rental services (ASC 842)	40,531	158,963	102,489	297,101
Net revenues	$2,590,216	$3,908,862	$5,338,356	$9,237,060

(o) Selling Expenses

Selling expenses mainly consist of advertising expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expenses when the services are received. The advertising expenses were $nil and $15,457 for the three months ended September 30, 2026 and 2025, respectively. The advertising expenses were $nil and $32,870 for the six months ended September 30, 2026 and 2025, respectively.

(p) Research and Development Expenses

Research and development expenses include salaries for the Company’s research and development personnel, as well as related development expenses paid to the third-party development team. The Company recognizes internal use software acquired and internally developed in accordance with ASC 350-40 “Software—internal use software”. The Company expenses all costs that are incurred in connection with the planning and implementation phases of development, and costs that are associated with maintenance of the existing software for internal use. Certain costs associated with developing internal-use software are capitalized when such costs are incurred within the application development stage of software development. As a result, the Company expensed the development costs of the Fly E-Bike app as they incurred. For the three months ended September 30, 2026 and 2025, development costs amounted to $nil and $100,895, respectively, which were included in general and administrative expenses. For the six months ended September 30, 2026 and 2025, development costs amounted to $1,800,000 and $270,194, respectively, which were included in general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The tax returns filed in 2018 to 2024 are subject to examination by any appropriate tax authorities. For the three months ended September 30, 2026 and 2025, the Company accrued $8,000 and $nil of income tax related penalty included in current income taxes expenses, respectively. For the six months ended September 30, 2026 and 2025, the Company accrued $8,000 and $nil of income tax related penalty included in current income taxes expenses, respectively.

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

(s) Concentration Risk

Concentration of customers and suppliers

No customers individually represented greater than 10% of total net revenues of the Company for the three months ended September 30, 2026 and 2025, and for the six months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, no customers individually represented greater than 10% of accounts receivable balances. As of March 31, 2026, no customers individually represented greater than 10% of accounts receivable balances.

For the three months ended September 30, 2026, the Company’s top three suppliers represented 49%, 18% and 16% of total purchases of the Company. For the three months ended September 30, 2025, the Company’s top one supplier represented approximately 72.0% of total purchases of the Company. For the six months ended September 30, 2026, the Company’s top two suppliers represented approximately 66% and 14% of total purchases of the Company, respectively. For the six months ended September 30, 2025, the Company’s top two suppliers represented approximately 68% and 8% of total purchases of the Company, respectively. As of September 30, 2026, tow suppliers accounted for approximately 84% and 11% of accounts payable balance, respectively. As of March 31, 2026, three suppliers accounted for approximately 39%, 31%, and 15% of accounts payable balance, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company had 1,294 and 1,294 potential shares of common stock issuable upon the exercise of the Representative’s Warrants and 2025 Warrants (as defined below), respectively. For the six months ended September 30, 2026 and 2025, the Company had 1,294 and 1,294 potential shares of common stock issuable upon the exercise of the Representative’s Warrants and 2025 Warrants (as defined below), respectively. As the Company incurred losses for the six months ended September 30, 2026 and 2025, inclusion of these potential shares of common stock would have reduced the net loss per share. Therefore, these potential shares were excluded from the calculation of diluted net loss per share.

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

3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of September 30,	As of March 31,
	2026	2026
Accounts receivable	$9,845,457	$7,225,971
Allowance of expected credit losses	(230,774)	(176,379)
Accounts receivable, net	$9,614,683	$7,049,592

Movements of allowance for expected credit losses are as follows:

	For the Six Months Ended
	September 30,
	2026	2025
Beginning balance	$176,379	$75,646
Addition	54,395	—
Write off	—	—
Ending Balance	$230,774	$75,646

As of September 30, 2026 and March 31, 2026, the balance of allowance for expected credit losses was $230,774 and $176,379 related to accounts receivable from a third-party customer, respectively. For the three months ended September 30, 2026 and 2025, the allowance for expected credit losses was $874 and $nil, respectively. For the six months ended September 30, 2026 and 2025, allowance for expected credit losses was $54,395 and $nil, respectively.

4 — INVENTORIES, NET

Inventories, net consisted of the following:

	As of September 30,	As of March 31,
	2026	2026
Batteries	$866,994	$892,143
Electric Vehicles	1,444,988	1,795,389
Tires	245,913	290,594
Accessories	150,341	215,551
Inventories	2,708,236	3,193,677
Inventory reserves	(924,662)	(859,193)
Inventories, net	$1,783,574	$2,334,484

Movements of inventory reserves are as follows:

	For the Six Months Ended
	September 30,
	2026	2025
Beginning balance	$859,193	$1,107,569
Addition	290,935	569,758
Write off	(225,466)	(718,240)
Ending Balance	$924,662	$959,087

As of September 30, 2026 and March 31, 2026, the inventory reserves balance was $924,662 and $859,193 respectively. For the three months ended September 30, 2026 and 2025, the impairment loss was $36,894 and $339,978, respectively. For the six months ended September 30, 2026 and 2025, the impairment loss was $290,935 and $569,758, respectively.

5 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables as of September 30, 2026 and March 31, 2026 consisted of the following:

	As of September 30,	As of March 31,
	2026	2026
Prepayments to vendors (i)	$765,481	$1,040,809
Prepaid insurance	8,397	128,685
Prepayments to other service providers	1,648,779	1,641,052
Other receivable from third parties (ii)	3,073,561	4,157,050
Allowance of expected credit losses	(1,648,044)	—
Total Prepayment and Other Receivables	$3,848,174	$6,967,596

(i)	As of September 30, 2026 and March 31, 2026, the prepayments to vendors were approximately $0.8 million and $1.0 million, respectively. The decrease was primarily attributable to the Company’s gradual utilization of existing prepaid balances to settle ongoing vendor obligations and service contract.

(ii)	On January 1, 2025, the Company entered into share transfer agreements for sales of 100% of its equity interests in subsidiaries – FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC – to third-party buyers for a total cash consideration of $635,193, with no contingent payments or adjustments. In June 2025, the Company received $103,000 from the buyers. For the six months ended September 30, 2026, the Company received $418,085 from the buyers. As of September 30, 2026, the remaining consideration due from such buyers was $114,108 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On April 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC – to third-party buyers for a total cash consideration of $310,055, with no contingent payments or adjustments. In June 2025, the Company received $30,000 from the buyers. For the six months ended September 30, 2026, the Company received $280,055 from the buyers with no outstanding consideration remaining as of September 30, 2026. (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On May 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – ARFY CORP., FLY GC INC., and ESEBIKE INC – to third-party buyers for a total cash consideration of $156,517, with no contingent payments or adjustments. In June 2025, the Company received $55,000 from the buyers. For the six months ended September 30, 2026, the Company received $101,517 from the buyers with no outstanding consideration remaining as of September 30, 2026 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On June 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – UFOTS CORP and FLYCORONA INC – to third-party buyers for a total cash consideration of $60,207, with no contingent payments or adjustments. In June 2025, the Company received $27,000 from the buyers. For the six months ended September 30, 2026, the Company received $33,207 from the buyers with no outstanding consideration remaining as of September 30, 2026. (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On July 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –OFLYO INC, FLYCYCLE INC and FLYBX2381 INC– to third-party buyers for a total cash consideration of $57,991, $71,301 and $106,647 respectively, with no contingent payments or adjustments. For the six months ended September 30, 2026, the Company received $57,991, $71,301 and $106,647 from the buyers with no outstanding consideration remaining as of September 30, 2026 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On August 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –FLYAM INC, FLYTRON INC and MEEBIKE – to third-party buyers for a total cash consideration of $36,879, $19,959 and $39,489, respectively, with no contingent payments or adjustments. For the six months ended September 30, 2026, the Company received $36,879, $19,959 and $39,489 from the buyers with no outstanding consideration remaining as of September 30, 2026 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On September 1, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries –TKPGO CORP, FIYET INC and FLYCLB INC – to third-party buyers for a total cash consideration of $1,707, $1 and $1, respectively, with no contingent payments or adjustments. For the six months ended September 30, 2026, the Company received $1,707, $1 and $1 from the buyers with no outstanding consideration remaining as of September 30, 2026. (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On December 19, 2025, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – DCMOTOR INC and FLYNJ1 INC to third-party buyers for a total cash consideration of $1 and $1, respectively, with no contingent payments or adjustments. For the six months ended September 30, 2026, the Company received $1 and $1 from the buyers with no outstanding consideration remaining as of September 30, 2026 (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On January 1, 2026, the Company entered into share transfer agreements for the sale of 100% of its equity interests in subsidiaries – FLYFLS INC, FLYNJ2 INC, FLY E BIKE NJ3, INC, FLYNJ4 INC, FLYTORONTO Corp to third-party buyers for a total cash consideration of $69,420, $68,627, $511,353, $146,473 and $628,151, respectively, with no contingent payments or adjustments. For the six months ended September 30, 2026, the Company received $nil, $33,000, $143,678, $4,000 and $26,370 from the buyers. As of September 30, 2026, the remaining consideration due from such buyers was $69,420, $35,627, $367,675, $142,473 and $601,781, respectively (See Note - 15 — DISPOSAL OF SUBSIDIARIES).

On February 10, 2026, the Company advanced retail store renovation fees on behalf of FLYFLS INC, DCMOTOR INC, FLYNJ1 INC and FLY E BIKE NJ3, with cash payments of $400,000, $400,000, $400,000 and $100,000, respectively, which are recovered from these companies.

6 — PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2026 and March 31, 2026 consisted of the following:

	As of September 30,	As of March 31,
	2026	2026
Furniture and Fixtures	$294,510	$294,510
Machinery and Equipment	148,025	145,820
Automobile	468,238	468,238
Leasehold improvements	261,564	254,065
Building	3,663,215	3,663,215
Computer hardware and software (i)	2,500,000	2,500,000
Properties for rental business (ii)	188,182	188,182
Property and Equipment	7,523,734	7,514,030
Less: Accumulated depreciation	(1,481,836)	(1,163,052)
Less: Accumulated impairment loss (iii)	(558,063)	(558,063)
Property and Equipment, net	$5,483,835	$5,792,915

For the three months ended September 30, 2026 and 2025, the depreciation expenses were $159,343 and $204,466 and the impairment loss were nil and nil, respectively. For the six months ended September 30, 2026 and 2025, the depreciation expenses were $318,785 and $417,258, respectively.

(i)	In December 2023, the Company engaged DFT, a former related party, for certain technology services, such as ERP system. The total contract price for the ERP system is $2,500,000. The ERP system is fully completed and delivered on May 20, 2025. During the fiscal year of 2025, the Company started to use part of the ERP system which was valued at $2,310,000 and treated that part as computer hardware and software and started for depreciation. The remaining balance of $190,000 was capitalized upon full completion in May 2025, bringing the total capitalized cost to $2,500,000 as of September 30, 2026.

(ii)	In October 2024, the Company started to offer rental services through its subsidiaries, GOBIKE INC, in New York, FLYLA INC, in Log Angeles. The rental term is from one hour to one month. In New York, the Company offers a single model of E-Bike for rent, FLY 11 PRO GOFLY as of the date of this report. In Log Angeles, the Company offers 31 types of E-Bikes and E-scooters for rent, including FLY AIR2, FLY TANK, and FLY 11 PRO.

(iii)

As of September 30, 2026, the Company identified impairment indicators related to its certain technology services ERP system, due to technological obsolescence of the existing system. The Company performed an impairment assessment of the ERP system asset group in accordance with ASC 360. The asset group tested comprised the capitalized costs of the ERP system, including software licenses, implementation and customization costs, and related hardware, with a carrying amount of $2,232,250 prior to impairment.

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

On July 27, 2026, the Company entered into an agreement to sell a building to a third party for a total consideration of $1,230,000. The building had a carrying value of $1,660,000 as of September 30, 2026. The sale is expected to result in a loss on disposition of approximately $430,000, excluding transaction-related costs and taxes. The actual gain or loss will be determined based on the carrying value of the building at the time of closing and any additional costs incurred in connection with the sale. As of the date of this report, the sale transaction had not yet been completed. The Company expects to complete the sale in accordance with the terms of the agreement, subject to customary closing conditions.

7 — INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2026 and March 31, 2026 consisted of the following:

	As of September 30,	As of March 31,
	2026	2026
Property rights	$108,081	$108,081
GO FLY App	500,000	500,000
Total Intangible assets	608,081	608,081
Less: Accumulated amortization	(232,292)	(176,888)
Intangible assets, net	$375,789	$431,193

For the three months ended September 30, 2026 and 2025, the amortization expenses were $27,702 and $27,446, respectively. For the six months ended September 30, 2026 and 2025, the amortization expenses were $55,404 and $54,761, respectively.

8 — ACCRUED EXPENSES AND OTHER PAYABLES

	As of September 30,	As of March 31,
	2026	2026
Accrued payroll	$21,798	$64,834
Advances from customers	213,018	412,023
Advances from IGH Holding Inc	49,000	49,000
Accrued warranty	7,146	51,418
Payroll tax and sales tax payable	22,007	25,265
Accrued store expenses	62,412	69,370
Accrued freight in cost	8,290	8,290
Accrued interest	181,250	—
Accrued rent	222,122	—
Total Accrued Expenses and Other Payables	$787,043	$680,200

9 — NOTES PAYABLE

On September 30, 2026, the Company entered into a loan agreement (the “Loan Agreement”) with the Lender, an independent third party pursuant to which $300,000 previously received by the Company from the Lender and recorded as advances from customers was, effective as of September 30, 2026, converted and transferred to the loan balance under the Loan Agreement. Together with an additional $900,000 advanced by the Lender, the outstanding interest-free principal balance owed by the Company to the Lender as of September 30, 2026 is $1,200,000, which constitutes the entire loan principal thereunder (the “Loan Principal”). The Loan Principal is unsecured, interest-free, and repayable on demand.

10 — LOAN PAYABLES

A summary of the Company’s loans is listed as follows:

		As of September 30,	As of March 31,
Lender	Due Date	2026	2026
Milea Truck Sales of Queens Inc. (i)	August 22, 2027	43,243	65,234
Milea Truck Sales of Queens Inc. (i)	July 26, 2027	28,873	45,404
Peapack-Gladstone Bank(ii)	March 31, 2026	3,936,058	3,936,058
Velocity Commercial Capital, LLC (iii)	December 1, 2054	1,917,428	1,921,240
Stripe, Inc. (iv)	December 22, 2026	—	7,544
Total loan payables		5,925,602	5,975,480
Short-term loan payables		(3,936,058)	(3,936,058)
Current portion of long-term loan payables		(80,120)	(93,980)
Total Long-term loan payables		$1,909,424	$1,945,442

(i)

On August 22, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $128,132 from Milea Truck Sales of Queens Inc. with an annual interest rate of 9.90%. The collateral provided was the FTR 2025 vehicle purchased by Fly E-Bike, Inc. As of September 30, 2026, the outstanding balance is $43,243. From October 1 to November 13, 2026, the Company paid $4,125 on principal and interest of the loan.

On July 26, 2024, Fly E-Bike, Inc. obtained a three-year long-term loan of $96,506 from Milea Truck Sales of Queens Inc. with an annual interest rate of 7.03%. The collateral provided was the NRR-CAB 2025 vehicle purchased by Fly E-Bike, Inc. As of September 30, 2026, the outstanding balance is $28,873. From October 1 to November 13, 2026, the Company paid $5,961 on principal and interest of the loan.

(ii)	On August 5, 2024, Fly-E Group, Inc obtained a line of credit of $5 million from Peapack-Gladstone Bank with a floating annual interest rate and the current annual interest rate is 8.8%. From August 5 to August 6, 2024, the Company withdrew $996,476 and $423,506 from its line of credit to repay loans from Bank of Hope and JPMorgan Chase Bank, N.A., respectively. From August 7 to August 19, 2024, the Company withdrew $3,490,000 from the line of credit. Mr. Zhou Ou, the Company’s Chief Executive Officer, and Mr. Ke Zhang, the Company’s Chief Human Resource Officer, provided a guarantee on this loan. To secure payment and performance of the liabilities, Fly-E Group granted Peapack-Gladstone Bank a continuing lien on and security interest in all assets of the Company, including accounts, chattel paper, documents, instruments, inventory, general intangibles, equipment, fixtures, deposit accounts, goods, letter-of-credit rights, supporting obligations, investment property, commercial tort claims, property in the Lender’s possession, additions, and proceeds of first 39 incorporated subsidiaries of the Company. The Company became default of repayment since August 31, 2025. The Company entered into forbearance and modification agreement with the bank on November 7, 2025 for extension of repayment deadline with interest rate of 12.875% to March 31, 2026. Subsequent to the execution of the forbearance agreement, the Company has received written notices from Peapack-Gladstone Bank asserting defaults and reserving the lender’s rights to pursue remedies under the applicable loan documents. During the six months ended September 30, 2026, the Company paid $94,753 of interest of the loan. The Company entered into a forbearance and modification agreement with the bank on May 28, 2026, extending the repayment deadline to June 30, 2026, at an interest rate of 12.875%, and the agreement requires the Company to pay $123,877 in interest and a $4,000 forbearance fee in respect of the loan. Upon expiration of the forbearance period on June 30, 2026, the interest rate increased to 15.375% per annum in accordance with the Forbearance Agreement. As of the date of this report, the June 30, 2026 repayment deadline has passed and the Company remains in default under the credit facility. The Company has recorded the outstanding principal balance and has accrued interest in accordance with the contractual interest rates and the post-forbearance interest rate of 15.375% per annum. On October 30, 2026, Peapack Private Bank & Trust filed a complaint in the Supreme Court of the State of New York, County of Queens, against the Company, two of the Company’s subsidiaries as co-borrowers, certain corporate guarantors, and two individual guarantors. The complaint alleges, among other things, breaches of a $5 million revolving credit note, a loan and security agreement, related guaranties, and a forbearance agreement, and seeks to hold the defendants jointly and severally liable for approximately $3.94 million in outstanding principal, together with accrued and default interest, late charges, attorneys’ fees, costs, and other expenses. The complaint also seeks, among other relief, possession of certain collateral securing the obligations. The Company is reviewing the complaint and evaluating its available defenses and other responses.

(iii)	On November 27, 2024, the Company’s subsidiary, AOFL LLC (the “borrower”) obtained four thirty-year long-term loans of $525,000, $560,000, $595,000, and $420,000, respectively, from Velocity Commercial Capital, LLC (the “lender”) with an annual interest rate of 11.24%. The lender charged a total of $170,933 loan settlement fees for closing the loan which included attorney fee, escrow fee, origination fee, and so on. The Company amortized the $170,933 over the loan term. To secure payment and performance of the liabilities, AOFL LLC pledged to Velocity Commercial Capital, LLC a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from lender to the borrower and any cash, securities, instruments or other property of the borrower in the possession of lender.

(iv)	On June 23, 2025, a total of 8 subsidiaries of the Company obtained 42-week short-term loans from Stripe, Inc. with an aggregate principal amount of $126,100 and 18-month long-term loans from Stripe, Inc. with an aggregate principal amount of $216,000. Repayment schedules differ by agreement and include both weekly and 60-day installment options. The stated annual interest rates range from 10.2% to 20.4%.

For the three months ended September 30, 2026 and 2025, the total interest expenses on the Company’s loans amounted to $211,725 and $539,537, respectively. For the six months ended September 30, 2026 and 2025, the total interest expenses on the Company’s loans amounted to $403,142 and $1,085,771, respectively. The weighted average annual interest rate on borrowings outstanding as of September 30, 2026 and March 31, 2026 was 9.4% and 9.1%, respectively. As of September 30, 2026, the current loan payable and non-current loan payable were $4,016,178 and $1,909,424, respectively.

The principal repayment schedule of the bank loans was as follows:

Ending September 30,	Repayment
2027	$4,016,178
2028	9,291
2029	10,289
2030	11,635
2031	13,158
Thereafter	1,865,051
Total	$5,925,602

11 — STOCKHOLDERS’ EQUITY

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

The reverse stock splits were accounted for retrospectively in the accompanying consolidated financial statements and notes for all periods presented. All references to the number of shares of common stock, including per share amounts, have been adjusted to reflect the reverse stock split. As of September 30, 2026 and March 31, 2026, the number of issued and outstanding shares of common stock was 1,632,386.

Representative’s Warrants

Upon the closing of IPO in June 2024, the Company issued to Benchmark, the representative of the underwriters, warrants to purchase 1,294 shares of common stock. The Representative’s Warrants have an exercise price equal to $400.00 per share and are exercisable until the date on June 7, 2029, after the date of commencement on December 7, 2024. The Representative’s Warrants are also exercisable on a cashless basis. As the Representative’s Warrants are considered indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40, the Representative’s Warrants are classified as equity. None of the Representative’s Warrants were exercised as of September 30, 2026.

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

Registered Direct Offering Warrants

On June 4, 2025, the Company closed its public offering of 285,956 shares of common stock and 571,912 warrants (“2025 Warrants”) to purchase common stock (including shares of common stock underlying warrants) at a public offering price of $24.28. Each share of common stock was sold together with two 2025 Warrants, with each 2025 Warrants to purchase one share of common stock. Each 2025 Warrants is exercisable immediately upon issuance, have an exercise price equal to $29.13 which is 120% of the offering price and will expire five years from the date of issuance. Each 2025 Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. A holder may not exercise any portion of a 2025 Warrant to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% of the Company’s outstanding shares of common stock after exercise, as such ownership percentage is determined in accordance with the terms of the 2025 Warrants, except that upon notice from the holder to the Company, the holder may waive such limitation up to a percentage, not in excess of 9.99%. The 2025 Warrants are also exercisable on a cashless basis. The 2025 Warrants are classified as equity as they are indexed to the Company’s own stock and meet the criteria for equity classification according to ASC:815-40. All the 2025 Warrants were exercised as of September 30, 2026.

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

The following table summarizes the Company’s activities and status of the Representative’s Warrants and 2025 Warrants:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Term
	Warrant	Price	(Years)
Outstanding as of March 31, 2026	1,294	$400.00	3.2
Issued	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of September 30, 2026	1,294	$400.00	3.0

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

Subscription Receivable

As of September 30, 2026 and March 31, 2026, the subscription receivable represents the unpaid capital contribution of $219,998 by the stockholders. On September 18, 2025, the Company entered into a securities purchase agreement with third-party individuals offering of 687,500 shares of the common stock at the price of $16.0 per share for a total consideration of $11,000,000. The Company partially received net proceeds of $3,400,000 from the investors in September 2025, and received the remaining net proceeds of $7,596,558 in October and November 2025.

12 — LEASES

The Company adopted Topic 842 for all periods presented. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. The Company’s leases mainly consisted of offices, retail stores, and warehouses.

The Company’s operating right-of-use (“ROU”) assets and lease liabilities were as follows:

	As of September 30,	As of March 31,
	2026	2026
Operating ROU:
ROU assets	$3,387,955	$4,289,237
Total operating ROU assets	$3,387,955	$4,289,237

	As of September 30,	As of March 31,
	2026	2026
Operating lease obligations:
Current operating lease liabilities	$1,431,132	$1,507,340
Non-current operating lease liabilities	2,405,600	3,302,325
Total lease liabilities	$3,836,732	$4,809,665

The Company had 6 and 9 leases as of September 30, 2026 and March 31, 2026, respectively.

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of September 30, 2026 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.1%
Weighted average remaining lease term (years)	2.51 years

The weighted average lease term, discount rates, and remaining lease terms for the operating leases as of March 31, 2026 were as follows:

Remaining lease term and discount rate:

Weighted average annual discount rate	7.2%
Weighted average remaining lease term (years)	2.93 years

The Company leases its offices, warehouse, and retail stores under non-cancellable operating lease agreements. During the three months ended September 30, 2026, lease expenses were approximately $0.4 million, including approximately $0.3 million in cost of revenues and approximately $0.1 million in selling expense and nil in general and administrative expense. During the three months ended September 30, 2025, lease expenses were $0.8 million, including $0.4 million in cost of revenues and $0.4 million in selling expense.

As of September 30, 2026, future minimum lease liabilities, all under office and facilities non-cancellable operating lease agreements, were as follows:

Operating
Lease
Twelve months ending September 30,	Liabilities
2027	$1,649,776
2028	1,642,586
2029	898,834
Thereafter	—
Total lease payments	4,191,196
Less: interest	(354,464)
Present value of lease liabilities	$3,836,732

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

On May 22, 2026, the lead plaintiff in the Class Action filed an amended complaint (the “Amended Compliant”), and on September 14, 2026, filed a second amended complaint (the “Second Amended Complaint”), which is now the operative pleading in the Class Action. The complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to statements concerning the Company’s business, including the Company’s growth in the electric vehicle industry. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s common stock during the period from June 6, 2024 to August 14, 2025, and seeks unspecified damages and other relief. The Company disputes the allegations in the complaint and intends to defend the case vigorously. On October 27, 2026, the Court granted the Company’s request to fully brief a motion to dismiss the Second Amended Complaint; that motion will be fully briefed and submitted for the Court’s consideration in January 2027, and the Company expects a decision at some point in mid-2027. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of September 30, 2026.

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

The Flynn Action and Shah Action are based on the same alleged facts and circumstances as the Class Action and seek damages from the current and former directors and officers and an order directing the Company and current and former directors and officers to take actions to reform and improve corporate governance and internal procedures. On December 9, 2025, the Court consolidated the Flynn Action and Shah Action into a single consolidated action captioned In re Fly-E Group, Inc. Stockholder Derivative Litigation, No. 1:25-cv-06036 (E.D.N.Y.)(the “Consolidated Derivative Action”), and appointed co-lead counsel. The current and former director and officer defendants dispute the allegations in the complaints and intend to vigorously defend against all claims. On February 9, 2026, the Court ordered that all proceedings and deadlines in the Consolidated Derivative Action be stayed until the close of discovery in the Class Action. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of the Consolidated Derivative Action at this time.

SEC Investigation

On January 21, 2026, the Company was notified by the U.S. Securities and Exchange Commission (the “Commission”) that it has initiated an investigation involving the Company. The Company has not been provided with substantive details regarding the investigation, and is fully cooperating with the investigation.

Peapack Private Bank & Trust Litigation

On October 30, 2026, Peapack Private Bank & Trust filed a complaint in the Supreme Court of the State of New York, County of Queens, against the Company, two of the Company’s subsidiaries as co-borrowers, certain corporate guarantors, and two individual guarantors. The complaint alleges, among other things, breaches of a $5 million revolving credit note, a loan and security agreement, related guaranties, and a forbearance agreement, and seeks to hold the defendants jointly and severally liable for approximately $3.94 million in outstanding principal, together with accrued and default interest, late charges, attorneys’ fees, costs, and other expenses. The complaint also seeks, among other relief, possession of certain collateral securing the obligations. The Company is reviewing the complaint and evaluating its available defenses and other responses.

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

14 — RELATED PARTY TRANSACTIONS

(A) Related party balances

Accounts receivable, net — a related party

Name of Related Party	Relationship	Nature	As of September 30, 2026	As of March 31, 2026
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Accounts receivable	$73,130	$73,130
Accounts receivable – a related party			73,130	73,130
Less: Allowance for credit losses			(41,100)	(41,100)
Accounts receivable, net – a related party			$32,030	$32,030

Prepayments and other receivables — related parties

			As of September 30,	As of March 31,
Name of Related Party	Relationship	Nature	2026	2026
Fly E Bike SRL	Zhou Ou (CEO), owns over 50% equity interest of this entity	Other receivables	$161,560	$161,560
Zhou Ou	CEO	Other receivables	75,474	—
Prepayments and other receivables – related parties			$237,034	$161,560

As of September 30, 2026 and March 31,2026, the Company had an advanced balance of $161,560 due from Fly E Bike SRL, a distributor the Company works with and in which Mr. Ou holds over 50% of the equity interest. The amount is unsecured, non-interest bearing and repayable on demand.

During the six months ended September 30, 2026, the Company advanced $75,474 to Mr. Zhou Ou, the Company’s Chief Executive Officer. The amount is unsecured, non-interest bearing and repayable on demand.

Accrued expenses and other payables – a related party

As of September 30, 2026 and March 31,2026, the Company had amount of $nil and $225 due to Mr. Zhou Ou, the Company’s CEO for payments of operating expenses, respectively. The amount is unsecured, non-interest bearing and repayable on demand.

(B) Related party transactions

There were no related party transactions in respect of purchases or sales for the three months ended September 30, 2026 and 2025.

15 — DISPOSAL OF SUBSIDIARIES

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

In December 2024, the Company decided to proceed with the disposal plan and sell 100% of its equity interests in subsidiaries FLYMHT INC, FLY14 CORP, EDISONEBIKE INC, and FLY6AVE INC to third-party individuals (the “Buyers”). On January 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $635,193. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. There was $84,302 gain from this disposal. As of September 30, 2026, the Company received all the consideration from the Buyers.

On March 11, 2025, the management team approved to sell 100% of its equity interests in subsidiaries FLYEBIKE BROOKLYN INC, FLYMHT659 INC, and FLYBX745 INC to third-party individuals (the “Buyers”). On April 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $310,055. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. As of September 30, 2026, the Company received all the consideration from the Buyers. There was no gain or loss on the sale of subsidiaries.

On April 2, 2025, the management team approved to sell 100% of its equity interests in subsidiaries ARFY CORP., FLY GC INC., and ESEBIKE INC to third-party individuals (the “Buyers”). On May 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $156,517. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. As of September 30, 2026, the Company received all the consideration from the Buyers. There was no gain or loss on the sale of subsidiaries.

On May 6, 2025, the management team approved to sell 100% of its equity interests in subsidiaries UFOTS CORP and FLYCORONA INC to third-party individuals (the “Buyers”). On June 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $60,207. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements. As of September 30, 2026, the Company received all the consideration from the Buyers. There was no gain or loss on the sale of subsidiaries.

On June 17, 2025, the management team approved to sell 100% of its equity interests in subsidiaries OFLYO INC, FLYCYCLE INC, and FLYBX2381 INC to third-party individuals (the “Buyers”). On July 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $235,939. As of September 30, 2026, the Company received all the consideration from the Buyers. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

On July 18, 2025, the management team approved to sell 100% of its equity interests in subsidiaries MEEBIKE, FIYTRON INC and FLYAM INC to third-party individuals (the “Buyers”). On August 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $96,327. As of September 30, 2026, the Company received all the consideration from the Buyers. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

On August 19, 2025, the management team approved to sell 100% of its equity interests in subsidiaries TKPGO CORP., FIYET INC and FLYCLB INC to third-party individuals (the “Buyers”). On September 1, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $1,709. As of September 30, 2026, the Company received all the consideration from the Buyers. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

On December 19, 2025, the management team approved to sell 100% of its equity interests in subsidiaries DCMOTOR INC and FLYNJ1 INC to third-party individuals (the “Buyers”). On December 19, 2025, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $1 and $1. As of September 30, 2026, the Company received all the consideration from the Buyers. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

On December 21, 2025, the management team approved to sell 100% of its equity interests in subsidiaries FLYFLS INC, FLYNJ2 INC., FLYE BIKE NJ3, INC, FLYNJ4 INC. and FLYTORONTO CORP to third-party individuals (the “Buyers”). On January 1, 2026, the Company entered into share transfer agreements with the Buyers. Pursuant to the terms of the agreements, the Company agreed to sell, transfer, and assign all its rights, title, and interests in the shares of the subsidiaries to the Buyers, free and clear of all liens and encumbrances. The Buyers agreed to purchase the shares for total cash consideration of $1,424,024. As of September 30, 2026, the Company received $207,048 from the Buyers. There were no contingent payments, earn-outs, or post-closing adjustments specified in the agreements.

The disposal of these subsidiaries was not considered discontinued operations under ASC 205-20, as their disposal did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events after September 30, 2026, up through November 13, 2026, the date at which the consolidated financial statements were issued. The Company did not identify any subsequent events with material financial impact on the Company’s consolidated financial statements.

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

Fly E-Bike was established in 2018 with its first store opened in New York. Our business has grown rapidly until mid-2024. As of November 13, 2026, we have 4 retail stores in the U.S. The Company offers rental services from selected locations in New York, and Los Angeles. We also operate one online store at flyebike.com, focusing on selling E-motorcycles, E-bikes and E-scooters, serving customers in the United States.

We have a diversified product portfolio that is designed to satisfy the various demands of our customers and address different urban travel scenarios. Additionally, we aim to refresh our product offerings continuously to align with evolving market trends. As of November 13, 2026, we offered 27 E-motorcycle products, 37 E-bike products and 38 E-scooter products.

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

We source a significant portion of our vehicle components from China and the United States, and then assemble them into our vehicles in a facility located in Maspeth and New York. For the six months ended September 30, 2026, we assembled 562 E-motorcycles, 2004 E-bikes and 393 E-scooters at the same facility.

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

On May 22, 2026, the lead plaintiff in the Class Action filed an amended complaint (the “Amended Compliant”), and on September 14, 2026, filed a second amended complaint (the “Second Amended Complaint”), which is now the operative pleading in the Class Action. The complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to statements concerning the Company’s business, including the Company’s growth in the electric vehicle industry. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s common stock during the period from June 6, 2024 to August 14, 2025, and seeks unspecified damages and other relief. The Company disputes the allegations in the complaint and intends to defend the case vigorously. On October 27, 2026, the Court granted the Company’s request to fully brief a motion to dismiss the Second Amended Complaint; that motion will be fully briefed and submitted for the Court’s consideration in January 2027, and the Company expects a decision at some point in mid-2027. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of September 30, 2026.

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

The Flynn Action and Shah Action are based on the same alleged facts and circumstances as the Class Action and seek damages from the current and former directors and officers and an order directing the Company and current and former directors and officers to take actions to reform and improve corporate governance and internal procedures. On December 9, 2025, the Court consolidated the Flynn Action and Shah Action into a single consolidated action captioned In re Fly-E Group, Inc. Stockholder Derivative Litigation, No. 1:25-cv-06036 (E.D.N.Y.) (the “Consolidated Derivative Action”), and appointed co-lead counsel. The current and former director and officer defendants dispute the allegations in the complaints and intend to vigorously defend against all claims. On February 9, 2026, the Court ordered that all proceedings and deadlines in the Consolidated Derivative Action be stayed until the close of discovery in the Class Action. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of the Consolidated Derivative Action at this time.

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

Peapack Private Bank & Trust Litigation

On October 30, 2026, Peapack Private Bank & Trust filed a complaint in the Supreme Court of the State of New York, County of Queens, against the Company, two of the Company’s subsidiaries as co-borrowers, certain corporate guarantors, and two individual guarantors. The complaint alleges, among other things, breaches of a $5 million revolving credit note, a loan and security agreement, related guaranties, and a forbearance agreement, and seeks to hold the defendants jointly and severally liable for approximately $3.94 million in outstanding principal, together with accrued and default interest, late charges, attorneys’ fees, costs, and other expenses. The complaint also seeks, among other relief, possession of certain collateral securing the obligations. The Company is reviewing the complaint and evaluating its available defenses and other responses.

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

As of September 30, 2025, the Company had disposed of an aggregate of 21 subsidiaries for total cash consideration of approximately $1.5 million, of which 4 subsidiaries were disposed of from January to March 2025 and 8 subsidiaries from April to June 2025, and 9 subsidiaries from July to September 2025. As of September 30, 2026, the Company had disposed of an aggregate of 28 subsidiaries for total cash consideration of approximately $2.9 million, and had collected approximately $1.7 million of the consideration for these transactions. (See Note - 15 — DISPOSAL OF SUBSIDIARIES in the accompanying consolidated financial statements for details).

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

While our business is influenced by these general factors, our results of operations are more directly affected by company specific factors, including the following major factors:

New Customers

Our growth will depend on our ability to achieve sales targets, including our ability to attract new customers, which in turn depends in part on our ability to execute our retail strategy and produce effective marketing initiatives to expand our brand perception with prospective customers. As of November 13, 2026, we currently operate 4 retail stores in the U.S. During the six months ended September 30, 2026, we did not sell or close any retail stores. We offer rental services from selected locations. We also operate one online store, focusing on selling E-motorcycles, E-bikes, and E-scooters in the United States. It is critical for us to successfully manage production ramp-up and quality control to deliver to customers in adequate volume and quality.

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

Product Sales Price and Volume

For the three months ended September 30, 2026, our net revenues decreased by 33.7% to $2.6 million, compared to $3.9 million for the same period in 2025, and for the six months ended September 30, 2026, our net revenues decreased by 42.2% to $5.3 million, compared to $9.2 million for the same period in 2025. This decrease was primarily attributable to a significant reduction in retail revenue due to the closure and sale of retail stores in prior periods, as well as market competition that pressured our product pricing, prompting us to adjust our product mix and promotional pricing strategies accordingly. The decline was partially offset by an increase in wholesale revenue, as the stores sold in prior periods continued to purchase from us as external wholesale customers. The decrease in rental services revenue was primarily due to the reduced scale of our rental operations following the closure and sale of retail stores in prior periods, which eliminated the economies of scale we had previously enjoyed.

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

Employees

Our payroll expenses were $96,088 for the three months ended September 30, 2026, compared to $0.6 million for the three months ended September 30, 2025. Our payroll expenses were $277,903 million for the six months ended September 30, 2026, compared to $1.2 million for the six months ended September 30, 2025.This decrease was primarily due to the significant reduction in our retail store count, which decreased from 36 stores to 4 stores as of March 31, 2026, and remained unchanged as of September 30, 2026. We expect our store count to remain stable in the near term and do not anticipate any significant fluctuations in payroll expenses in the next quarter. Each of our retail stores has a minimum of two employees, and additional office employees will be hired to support retail stores in customer service and marketing. In addition, to maintain excellent customer service in our retail stores, each store will have at least one trained repair professional. Effective management of payroll expenses remains crucial to our ability to grow revenue and enhance our financial results, especially as we navigate a reduced workforce.

Vendor and Supply Management

During the three months ended September 30, 2026, as a result of the reduction in our retail store count and the corresponding scale-down of sales operations, we worked with three principal vendors, Depcl Corp., Kunshan Erica Traffic Equipment Import & Export Co., Ltd, and ANIIOKI EBIKE CO., LIMITED, which supplied approximately 48.9%, 17.9% and 15.7%, respectively, of the accessories and components used in all our products during that period. During the six months ended September 30, 2026, we worked with two principal vendors, Depcl Corp. and ANIIOKI EBIKE CO., LIMITED, which supplied approximately 65.7% and 14.1%, respectively, of the accessories and components used in all our products during that period.

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table sets forth the components of our results of operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Revenues, Net	$2,590,216	$3,908,862	$(1,318,646)	(33.7)%
Cost of Revenues	2,380,990	2,932,341	(551,351)	(18.8)%
Gross Profit	209,226	976,521	(767,295)	(78.6)%
Operating Expenses
Selling Expenses	264,540	1,027,726	(763,186)	(74.3)%
General and Administrative Expenses	1,561,585	997,218	564,367	56.6%
Total Operating Expenses	1,826,125	2,024,944	(198,819)	(9.8)%
Loss from Operations	(1,616,899)	(1,048,423)	(568,476)	54.2%
Other Income/(Expenses), Net	164,694	(148,153)	312,847	(211.2)%
Interest Expenses, Net	(211,725)	(539,537)	327,812	(60.8)%
Income Taxes Expense	(80,000)	(40,012)	(39,988)	99.9%
Net Loss	$(1,743,930)	$(1,776,125)	$32,195	(1.8)%

Revenues

	For the Three Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Sales - Retail	$457,696	$2,027,031	$(1,569,335)	(77.4)%
Sales - Wholesale	2,091,989	1,722,868	369,121	21.4%
Sales - Rental services	40,531	158,963	(118,432)	(74.5)%
Total Net Revenues	$2,590,216	$3,908,862	$(1,318,646)	(33.7)%

For the three months ended September 30, 2026, our net revenues decreased by 33.7% to $2.6 million, compared to $3.9 million for the same period in 2025. The decrease in our net revenues was primarily driven by a decrease in retail revenue as a result of the reduction in our retail store count to four stores, and a decrease in sales volume of 11,172 units, from 18,564 units for the three months ended September 30, 2025, to 7,392 units for the three months ended September 30, 2026. This decline was partially offset by an increase in wholesale revenue, which was primarily attributable to wholesale demand resulting from our sales channel adjustments, albeit at lower wholesale prices. The decrease in rental services revenue was primarily due to the reduction in our retail store count.

Our retail sales revenue decreased by $1.5 million, or 77.4%, from $2.0 million for the three months ended September 30, 2025 to $0.5 million for the three months ended September 30, 2026. Our wholesale revenue increased by $0.4 million, or 21.4%, from $1.7 million for the three months ended September 30, 2025 to $2.1 million for the three months ended September 30, 2026. The decrease in retail sales revenue was primarily attributable to the reduction in our retail store count, as well as market competition, which prompted us to adjust our product mix and promotional pricing strategies. In addition, safety-related market attention arising from prior lithium-ion battery incidents in the New York area also had a certain impact on consumer demand during the period. The increase in wholesale revenue was mainly driven by continued purchases from stores that were sold in prior periods, which transitioned to wholesale customers and continued to source products from us.

Cost of Revenues

Cost of revenues decreased by 18.8%, from $2.9 million for the three months ended September 30, 2025, to $2.4 million for the three months ended September 30, 2026. The decrease was primarily attributable to a significant decline in retail sales volume resulting from the reduction in retail stores, which led to a decrease in overall sales volume and a corresponding reduction in cost of revenues, as discussed above.

Gross Margin The following table shows our gross profit and gross margin for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Gross Profit	$209,226	$976,521	$(767,295)	(76.6)%
Gross Margin	8.1%	25.0%

Gross profit for the three months ended September 30, 2026 and 2025 was $0.2 million and $1.0 million, respectively. Gross margin was 8.1% and 25.0% for the three months ended September 30, 2026 and 2025 respectively. The decrease in gross margin was primarily attributable to a shift in sales channel mix, as the reduction in our retail store count led to a lower proportion of retail sales, with the stores previously operating as our retail locations transitioning to wholesale customers to whom we continue to sell on a wholesale basis, at prices that reflect standard wholesale market rates, which are inherently lower than retail price levels. At the same time, competitive pressure in our retail operations also had an impact on our product pricing, including price reductions to clear certain aged inventory, which further pressured our gross margin to a certain extent.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Selling Expenses	$264,540	$1,027,726	$(763,186)	(74.3)%
General and Administrative Expenses	1,561,585	997,218	564,367	56.6%
Total Operating Expenses	$1,826,125	$2,024,944	$(198,819)	(9.8)%
Percentage of Revenue	70.5%	51.8%

Total operating expenses were $1.8 million for the three months ended September 30, 2026, a decrease of $0.2 million, or 9.8%, compared to $2.0 million for the three months ended September 30, 2025. The net decrease was primarily due to reductions in payroll expenses, rent expenses, insurance expenses, depreciation expenses, and other related expenses resulting from the reduction in our retail store count and the downsizing of our business operations, partially offset by increases in expected credit loss expense and professional fees.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities, insurance, and depreciation and amortization of retail stores. Selling expenses decreased to $0.3 million for the three months ended September 30, 2026, from $1.0 million for the three months ended September 30, 2025. The net decrease was primarily attributable to reductions in payroll expenses, rent expenses, utilities, insurance, and depreciation expenses, resulting from the reduction in our retail stores and the downsizing of our operations. Payroll expenses were $0.1 million for the three months ended September 30, 2026, compared to $0.6 million for the three months ended September 30, 2025. Rent expenses were $0.1 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. Utilities expenses were $6,737 for the three months ended September 30, 2026, compared to $40,908 for the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses increased to $1.5 million for the three months ended September 30, 2026, from $1.0 million for the three months ended September 30, 2025. The net increase was primarily attributable to increases in expected credit losses and professional fees, partially offset by reductions in development fees and payroll expenses. Expected credit losses increased to $0.6 million for the three months ended September 30, 2026, from nil for the three months ended September 30, 2025, primarily due to expected credit losses recognized on prepayments and other receivables. Professional fees increased to $0.6 million for the three months ended September 30, 2026, from $0.4 million for the three months ended September 30, 2025, primarily due to an increase in legal service fees incurred in connection with litigation. Development fees decreased to nil for the three months ended September 30, 2026, from $0.1 million for the three months ended September 30, 2025, primarily due to the absence of new expenditures for research and development or iterative enhancements related to our information systems following the scale-down of our operations. Payroll expenses decreased to nil for the three months ended September 30, 2026, from $0.1 million for the three months ended September 30, 2025, primarily due to existing personnel assuming the relevant work following the reduction in our retail store count, and the related payroll costs were not separately allocated.

Other Income/(Expenses), net

Other income, net was $164,694 for the three months ended September 30, 2026, compared to other expenses, net of $148,153 for the three months ended September 30, 2025. Other income, net for the three months ended September 30, 2026 primarily consisted of gains on disposal of right-of-use assets and gains from the write-off of payables, partially offset by losses from uncollectible receivables and cash shortages. Other expenses, net for the three months ended September 30, 2025 primarily consisted of losses on disposal of stores, partially offset by gains from the write-off of payables.

Interest expenses, net

Interest expenses, net were $0.2 million for the three months ended September 30, 2026, a decrease of $0.3 million from $0.5 million for the three months ended September 30, 2025. The interest expenses were primarily attributable to interest on borrowings from financial institutions to fund our operations. The decrease was mainly due to a reduction in outstanding bank loan principal, partially offset by higher average annual interest rates following certain loan renewals.

Income Taxes Expense

Income tax expense was $80,000 for the three months ended September 30, 2026, compared to income tax benefit of $40,012 for the three months ended September 30, 2025. Although the Company incurred pre-tax losses in both periods, the change was primarily attributable to the recognition of Delaware franchise tax in the current period and differences in the recognition of deferred tax assets and related valuation allowances between the two periods.

Net Loss

Net loss was $1.7 million for the three months ended September 30, 2026, a decrease of $0.1 million, or 1.8%, from net loss of $1.8 million for the three months ended September 30, 2025. This decrease was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Net Loss	$(1,743,930)	$(1,776,125)	$32,195	(1.8)%
Income Tax Expense	80,000	40,012	39,988	99.9%
Depreciation	159,343	204,466	(45,123)	(22.1)%
Interest Expenses	211,725	539,537	(327,812)	(64.8)%
Amortization	27,702	27,446	256	0.9%
EBITDA	$(1,265,160)	$(964,664)	$(300,496)	31.2%
Percentage of Revenue	(48.8)%	(24.7)%		97.6%

Before interest expenses, income tax, depreciation, and amortization, for the three months ended September 30, 2026, our EBITDA loss was approximately $1.3 million, an increase of approximately $0.3 million, compared to EBITDA loss of $1.0 million for the three months ended September 30, 2025. This increase in EBITDA loss was mainly attributable to the decrease in gross profit resulting from lower revenue and an increase in general and administrative expenses described above, partially offset by a decrease in selling expenses. The ratio of EBITDA to revenue was negative 48.8% and negative 24.7% for the three months ended September 30, 2026 and 2025, respectively.

Results of Operations for the Six Months Ended September 30, 2026 and 2025

The following table sets forth the components of our results of operations for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Revenues, Net	$5,338,356	$9,237,060	$(3,898,704)	(42.2)%
Cost of Revenues	4,829,266	5,999,164	(1,169,898)	(19.5)%
Gross Profit	509,090	3,237,896	(2,728,806)	(84.3)%
Operating Expenses
Selling Expenses	750,004	2,348,943	(1,598,939)	(68.1)%
General and Administrative Expenses	4,912,256	3,442,151	1,470,105	42.7%
Total Operating Expenses	5,662,260	5,791,094	(128,834)	(2.2)%
Loss from Operations	(5,153,170)	(2,553,198)	(2,599,972)	101.8%
Other Income/(Expenses), Net	42,299	(156,051)	198,350	(127.1)%
Interest Expenses, Net	(403,142)	(1,085,771)	682,629	(62.9)%
Income Taxes (Expense)/Benefit	(169,000)	10,247	(179,247)	(1749.3)%
Net Loss	$(5,683,013)	$(3,784,773)	$(1,898,240)	50.2%

Revenues

	For the Six Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Sales - Retail	$1,046,775	$5,789,860	$(4,743,085)	(81.9)%
Sales - Wholesale	4,189,092	3,150,099	1,038,993	33.0%
Sales - Rental services	102,489	297,101	(194,612)	(65.5)%
Total Net Revenues	$5,338,356	$9,237,060	$(3,898,704)	(42.2)%

For the six months ended September 30, 2026, our net revenues decreased by 42.2% to $5.3 million, compared to $9.2 million for the same period in 2025. This decrease was primarily driven by a significant reduction in retail revenue due to the reduction in our retail store count to four stores. As a result of the reduction in our retail store count, total units sold decreased by 14,062 units, from 29,012 units for the six months ended September 30, 2025 to 14,950 units for the six months ended September 30, 2026, primarily reflecting decreases in the quantities of electric vehicles, batteries, and tires sold, which normally contribute significantly to revenues, by 3,478 units, 4,214 units, and 6,370 units, respectively. However, the overall decline in revenue was partially offset by an increase in wholesale revenue. This increase was primarily because the previously sold retail stores transitioned into external wholesale customers and continued to purchase products from us, albeit at lower wholesale prices, which partially mitigated the decrease in both retail sales volume and revenue. The decrease in rental services revenue was primarily due to the reduction in our retail store count.

Our retail sales revenue decreased by $4.7 million, or 81.9%, from $5.8 million for the six months ended September 30, 2025 to $1.0 million for the six months ended September 30, 2026. Our wholesale revenue increased by $1.0 million, or 33.0%, from $3.2 million for the six months ended September 30, 2025 to $4.2 million for the six months ended September 30, 2026. The decrease in retail sales revenue was primarily attributable to the significant reduction in our retail store count, as well as market competition, which prompted us to adjust our product mix and promotional pricing strategies. In addition, safety-related market attention arising from prior lithium-ion battery incidents in the New York area also had a certain impact on consumer demand during the period. The increase in wholesale revenue was mainly driven by continued purchases from stores that were sold in prior periods, which transitioned to external wholesale customers and continued to source products from us, albeit at lower wholesale prices. The decrease in rental services revenue was primarily due to the reduced scale of our rental operations following the reduction and sale of retail stores.

Cost of Revenues

Cost of revenues decreased by 19.5%, from $6.0 million for the six months ended September 30, 2025, to $4.8 million for the six months ended September 30, 2026. The decrease was primarily attributable to a significant decline in retail sales volume resulting from the reduction in retail stores. This decrease was partially offset by the continued purchases from the previously sold retail stores, which transitioned into external wholesale customers and continued to source products from us, as discussed above.

Gross Margin The following table shows our gross profit and gross margin for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Gross Profit	$509,090	$3,237,896	$(2,728,806)	(84.3)%
Gross Margin	9.5%	35.1%

Gross profit for the six months ended September 30, 2026 and 2025 was $0.5 million and $3.2 million, respectively. Gross margin was 9.5% and 35.1% for the six months ended September 30, 2026 and 2025, respectively. The decrease in gross margin was primarily attributable to a shift in sales channel mix, as the reduction in our retail store count led to a significantly lower proportion of retail sales, with the stores previously operating as our retail locations transitioning to external wholesale customers. We continue to sell to these customers on a wholesale basis at standard wholesale market rates, which are inherently lower than retail price levels. At the same time, competitive pressure in our retail operations also impacted our product pricing, including price reductions to clear certain aged inventory, which further pressured our gross margin to a certain extent.

Total Operating Expenses

The following table sets forth the components of our total operating expenses for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Selling Expenses	$750,004	$2,348,943	$(1,598,939))	(68.1)%
General and Administrative Expenses	4,912,256	3,442,151	1,470,105	42.7%
Total Operating Expenses	$5,662,260	$5,791,094	$(128,834)	(2.2)%
Percentage of Revenue	106.1%	62.7%

Total operating expenses were $5.7 million for the six months ended September 30, 2026, a decrease of $0.1 million, or 2.2%, compared to $5.8 million for the six months ended September 30, 2025. The net decrease in operating expenses was primarily attributable to reductions in payroll expenses, rent expenses, insurance expenses, depreciation expenses, and professional fees as a result of the reduction in retail stores and the downsizing of our business operations, partially offset by (i) an increase in expected credit losses, and (ii) increased development fees incurred in connection with iterative updates and enhancements to our ERP system and mobile applications.

Selling Expenses

Selling expenses primarily consist of payroll expenses, rent, utilities, insurance, and depreciation and amortization of retail stores. Selling expenses decreased significantly to $0.8 million for the six months ended September 30, 2026, compared to $2.3 million for the six months ended September 30, 2025, primarily due to the reduction in retail stores and the downsizing of our operations. This decrease was largely driven by decreases in payroll and rent expenses. Payroll expenses were $0.3 million for the six months ended September 30, 2026, compared to $1.2 million for the six months ended September 30, 2025. Rent expenses were $0.2 million for the six months ended September 30, 2026, compared to $0.7 million for the six months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses increased to $4.8 million for the six months ended September 30, 2026, from $3.4 million for the six months ended September 30, 2025. The net increase was primarily attributable to increases in expected credit losses and development fees, partially offset by reductions in professional fees, payroll expenses, insurance expenses, and travel expenses.

Expected credit losses increased to $1.7 million for the six months ended September 30, 2026, from nil for the six months ended September 30, 2025, primarily due to expected credit losses recognized on prepayments and other receivables. Development fees increased to $1.8 million for the six months ended September 30, 2026, from $0.3 million for the six months ended September 30, 2025, primarily incurred in connection with the iterative updates and enhancements to our ERP system and mobile applications, which, being primarily for maintenance and enhancements, did not meet capitalization criteria and were expensed as incurred.

These increases were partially offset by decreases in professional fees and payroll expenses. Professional fees decreased to $0.9 million for the six months ended September 30, 2026, from $2.0 million for the six months ended September 30, 2025, primarily due to the scale-down of our operations and the corresponding reduction in professional service needs, although we incurred an increase in legal service fees in connection with litigation during the three months ended September 30, 2026. Payroll expenses decreased to $1,385 for the six months ended September 30, 2026, from $0.4 million for the six months ended September 30, 2025, primarily due to existing personnel assuming the relevant work following the reduction in our retail store count, and the related payroll costs were not separately allocated. Additionally, insurance expenses decreased to $42,656 for the six months ended September 30, 2026, from $0.2 million for the six months ended September 30, 2025, primarily due to reduced insurance coverage following the reduction in retail stores.

Other Income/(Expenses), net

Other income, net was $42,299 for the six months ended September 30, 2026, compared to other expenses, net of $156,051 for the six months ended September 30, 2025. Other income, net for the six months ended September 30, 2026 primarily consisted of gains on disposal of right-of-use assets and gains from the write-off of payables, partially offset by losses from uncollectible receivables and cash shortages. Other expenses, net for the six months ended September 30, 2025 primarily consisted of losses on disposal of stores, partially offset by gains from the write-off of payables.

Interest expenses, net

Interest expenses, net were $0.4 million for the six months ended September 30, 2026, a decrease of $0.7 million from $1.1 million for the six months ended September 30, 2025. The interest expenses were primarily attributable to interest on borrowings from financial institutions to fund our operations. The decrease was mainly due to a reduction in outstanding bank loan principal, partially offset by extension fees paid for certain loan renewals and higher average annual interest rates following such renewals.

Income Taxes (Expense) /Benefit

Income tax expense was $169,000 for the six months ended September 30, 2026, compared to income tax benefit of $10,247 for the six months ended September 30, 2025. Although the Company incurred pre-tax losses in both periods, the change was primarily attributable to the recognition of Delaware franchise tax in the current period and differences in the recognition of deferred tax assets and related valuation allowances between the two periods.

Net Loss

Net loss was $5.6 million for the six months ended September 30, 2026, an increase of $1.9 million, or 50.2%, from net loss of $3.8 million for the six months ended September 30, 2025, which was mainly attributable to the reasons discussed above.

EBITDA

The following table sets forth the components of our EBITDA for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30,
				Percentage
	2026	2025	Change	Change
Net Loss	$(5,683,013)	$(3,784,773)	$(1,898,240)	50.2%
Income Tax Expenses/(Benefit)	169,000	(10,247)	179,247	(1,749.3)%
Depreciation	318,785	417,258	(98,473)	(23.6)%
Interest Expenses	403,142	1,085,771	(682,629)	(62.9)%
Amortization	55,404	54,761	643	1.2%
EBITDA	$(4,736,682)	$(2,237,230)	$(2,499,452)	111.7%
Percentage of Revenue	(88.7)%	(24.2)%		266.5%

Before interest expenses, income tax, depreciation, and amortization, for the six months ended September 30, 2026, our EBITDA loss was approximately $4.7 million, an increase of approximately $2.5 million, compared to EBITDA loss of $2.2 million for the six months ended September 30, 2025. This increase in EBITDA loss was mainly attributable to the significant decrease in gross profit resulting from lower revenue and an increase in general and administrative expenses described above, partially offset by a decrease in selling expenses. The ratio of EBITDA to revenue was negative 88.7% and negative 24.2% for the six months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $0.5 million. We had working capital of $6.5 million and $10.0 million as of September 30, 2026 and March 31, 2026, respectively. We had net loss of $5.7 million and $3.8 million for the six months ended September 30, 2026 and 2025, respectively. During the six months ended September 30, 2026, net cash used in operating activities of the Company was $568,512. As of September 30, 2026, the Company had a current portion of contractual obligation of approximately $5.4 million, including short-term loan payables of approximately $3.9 million, current portion of long-term loan payables of approximately $0.1 million, and current portion of operating lease liabilities of approximately $1.4 million.

We have funded our working capital and other capital requirements in the past primarily by equity contributions from our stockholders and net proceeds received from IPO and equity financing, cash flow from operations, and bank loans and loans from third parties. Our ability to repay our current obligation will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of September 30, 2026. Our ability to continue to fund working capital and other capital requirements may be affected by general economic, competitive and other factors, many of which are outside of our control.

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

As of September 30, 2026, the Company had working capital of approximately $6.5 million and cash of approximately $0.5 million. The main cash outflow for the six months ended September 30, 2026 was from net loss of $5.7 million, an increase in accounts receivable of $2.6 million, partially offset by an increase in accounts payable of $1.1 million, a decrease in prepayments and other receivables of $1.4 million, and a decrease in long-term prepayment for software development of $1.8 million.

The Company became default of repayment for loan with Peapack-Gladstone Bank since August 31, 2025. The Company entered into a forbearance and modification agreement with the bank on November 7, 2025, extending the repayment deadline to March 31, 2026, at an interest rate of 12.875%. Subsequent to the execution of the forbearance agreement, the Company received written notices from Peapack-Gladstone Bank asserting defaults and reserving the lender’s rights to pursue remedies under the applicable loan documents. During the year ended March 31, 2026, the Company paid $1,000,000, $669,725 and $117,921 on principal, interest and forbearance fee of the loan, respectively. The Company entered into a forbearance and modification agreement with the bank on May 28, 2026, extending the repayment deadline to June 30, 2026, at an interest rate of 12.875%, and the agreement requires the Company to pay $123,877 in interest and a $4,000 forbearance fee in respect of the loan. During the six months ended September 30, 2026, the Company paid $94,753 of interest on this loan. Upon expiration of the forbearance period on June 30, 2026, the interest rate increased to 15.375% per annum in accordance with the forbearance agreement. As of the date of this report, the June 30, 2026 repayment deadline has passed and the Company remains in default under the credit facility. The Company has recorded the outstanding principal balance and has accrued interest in accordance with the contractual interest rates and the post-forbearance interest rate of 15.375% per annum. The Company is in ongoing negotiations with the bank for a renewal or further extension; however, there can be no assurance that such negotiations will be successful or that the bank will not exercise its remedies under the loan documents. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Our accounts receivable represent primarily accounts receivable from distributors that purchased our EVs and other products. As of September 30, 2026 and March 31, 2026, our accounts receivable, net of allowance for expected credit losses, were $9.6 million and $7.0 million, respectively. Our accounts receivable turnover period increased from 72 days in the year ended March 31, 2026 to 281 days in the quarter ended September 30, 2026, which was mainly attributable to the relaxation of credit policies to customers.

Our accounts payable represent primarily accounts payable to suppliers from whom we purchased accessories and components for our products. As of September 30, 2026 and March 31, 2026, our accounts payable were $1.5 million and $0.4 million, respectively. Our accounts payable turnover period increased to 37 days for the quarter ended September 30, 2026 from 29 days for the year ended March 31, 2026, which was primarily due to the extension of payment terms with certain suppliers to improve cash flow.

Our prepayments and other receivables, net of allowance for expected credit losses, primarily represent prepayments to vendors and other service providers. These prepayments and receivables decreased by $3.1 million, from $7.0 million as of March 31, 2026, to $3.9 million as of September 30, 2026. This decrease was mainly attributable to (i) the settlement of prepayments to vendors upon completion of the related services or delivery of goods, and (ii) the collection of partial consideration from the disposal of subsidiaries in prior periods.

 Our inventories primarily include our EVs, their accessories and spare parts. As of September 30, 2026 and March 31, 2026, our inventories, net of allowance, were $1.8 million and $2.3 million, respectively. Our inventory turnover days decreased to 77 days in the quarter ended September 30, 2026, from 111 days in the year ended March 31, 2026, which was primarily due to optimized inventory management and enhanced operational efficiency.

As of September 30, 2026 and March 31, 2026, the total outstanding amount of loan principal was $5.9 million and $6.0 million, respectively. For the six months ended September 30, 2026 and 2025, the interest expenses on our loans amounted to $0.4 million and $1.1 million, respectively. See Note 10 to the Consolidated Financial Statements included within this report for further information on details of our outstanding loans.

The following table summarizes our cash flow data for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended
	September 30,
	2026	2025
Net Cash Used in Operating Activities	$(568,512)	$(7,707,529)
Net Cash Used in Investing Activities	(85,179)	(452,040)
Net Cash Provided by Financing Activities	893,176	9,803,019
Net changes in cash including cash classified within current assets held for sale	$239,485	$1,643,450

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2026 was $0.6 million, which was primarily due to a net loss of $5.7 million, adjusted for non-cash items, primarily consisting of expected credit losses of $1.7 million, amortization of right-of-use assets of $0.6 million, depreciation and amortization of $0.4 million, and inventory reserves of $0.3 million. In addition, changes in working capital included an increase in accounts receivable of $2.6 million and a decrease in operating lease liabilities of $0.7 million, partially offset by a decrease in long-term prepayment for software development of $1.8 million, a decrease in prepayments and other receivables of $1.4 million, an increase in accounts payable of $1.1 million, an increase in taxes payable of $0.4 million, an increase in accrued expenses and other payables of $0.3 million, and a decrease in inventories of $0.3 million.

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

Investing Activities

Net cash used in investing activities was $85,179 for the six months ended September 30, 2026, which was due to purchases of properties and equipment of $9,705 and advances to a related party of $75,474.

Net cash used in investing activities was $0.5 million for the six months ended September 30, 2025, which was due to purchase of properties and equipment of $0.04 million, advance to a related party of $0.2 million, and cash released from disposal of entities of $0.2 million.

Financing Activities

Net cash provided by financing activities was $893,176 for the six months ended September 30, 2026, which consisted of loan proceeds of $0.9 million from a third party, partially offset by repayments of loans of $6,824.

Net cash provided by financing activities was $9.8 million for the six months ended September 30, 2025, which consisted of net proceeds from our follow-on public offering and private placement offering of $9.8 million, and loan proceeds of $1.9 million, partially offset by repayments of loans of $1.4 million and payment of public offering costs of $0.5 million.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of September 30, 2026:

		Less than
Contractual Obligations	Total	1 year	1 – 2 years	3 – 5 years	Thereafter
Operating Lease Obligations and Others	$3,836,732	$1,431,132	$2,405,600	$—	$—
Loan Payables	5,925,602	4,016,178	9,291	35,082	1,865,051
Total Contractual Obligations	$9,762,334	$5,447,310	$2,414,891	$35,082	$1,865,051

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

Estimated Allowance for Inventory Obsolescence Reserve

Our estimated allowance for the inventory obsolescence reserves is based on our assessment of realization of inventory. Adjustments are recorded to write down the cost of inventories to the estimated net realizable value due to slow-moving merchandise and obsolescence, which is dependent upon factors such as inventory aging, historical and forecasted consumer demand, and market conditions that impact pricing. As of September 30, 2026 and March 31, 2026, we recorded inventory reserves balance of $924,662 and $859,193, respectively.

Estimated Allowance for Expected Credit Losses

Our estimated allowance for expected credit losses is based on our assessment of collectability of accounts receivable. Adjustments are recorded to estimate expected credit losses over the contractual life of receivables under the current expected credit loss model, which is dependent upon factors such as aging schedule of receivables, migration rate of receivables, assessment of receivables due from specific identifiable counterparties that are considered at risk or uncollectible, current market conditions, as well as reasonable and supportable forecasts of future economic conditions. As of September 30, 2026 and March 31, 2026, we recorded allowance for expected credit losses of $1,878,818 and $217,479, respectively.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified in internal control over financial reporting included our lack of (i) sufficient financial reporting and accounting personnel with appropriate knowledge of generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our unaudited condensed consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements, (ii) formal internal control policies and internal independent supervision functions to establish formal risk assessment process and internal control framework, and (iii) sufficient controls designed and implemented in IT environment and IT general control activities, which are mainly associated with areas of logical access management, change management, computer operation, service organization management as well as cyber security management. To remediate the material weaknesses, we have engaged a third party consultant to perform internal review and assist us to set up more reliable internal control processes. The consultant commenced work in February 2025. We have begun organizing regular training programs for our accounting personnel, with a focus on U.S. GAAP and SEC reporting requirements, in order to improve the competence and awareness of our finance team. In addition, we plan to enhance our IT infrastructure by outsourcing our IT department to a provider to manage PC operations and system monitoring. Furthermore, we are developing and plan to implement an enterprise resource planning system to streamline sales, inventory, financial reporting, and order management. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available. We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we concluded that these material weaknesses had not been fully remediated as of September 30, 2026. Accordingly, we continue to consider these material weaknesses to be ongoing as of that date.

As of September 30, 2026, we believe that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of our financial reporting due to the material weaknesses identified above.

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

On May 22, 2026, the lead plaintiff in the Class Action filed an amended complaint (the “Amended Compliant”), and on September 14, 2026, filed a second amended complaint (the “Second Amended Complaint”), which is now the operative pleading in the Class Action. The complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to statements concerning the Company’s business, including the Company’s growth in the electric vehicle industry. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s common stock during the period from June 6, 2024 to August 14, 2025, and seeks unspecified damages and other relief. The Company disputes the allegations in the complaint and intends to defend the case vigorously. On October 27, 2026, the Court granted the Company’s request to fully brief a motion to dismiss the Second Amended Complaint; that motion will be fully briefed and submitted for the Court’s consideration in January 2027, and the Company expects a decision at some point in mid-2027. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, the Company cannot determine with certainty the outcome of the Class Action at this time.

Any potential loss associated with the action is not reasonably estimable at this early stage. The Company did not accrue any material loss contingencies in this respect as of September 30, 2026.

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

The Flynn Action and Shah Action are based on the same alleged facts and circumstances as the Class Action and seek damages from the current and former directors and officers and an order directing the Company and current and former directors and officers to take actions to reform and improve corporate governance and internal procedures. On December 9, 2025, the Court consolidated the Flynn Action and Shah Action into a single consolidated action captioned In re Fly-E Group, Inc. Stockholder Derivative Litigation, No. 1:25-cv-06036 (E.D.N.Y.) (the “Consolidated Derivative Action”), and appointed co-lead counsel. The current and former director and officer defendants dispute the allegations in the complaints and intend to vigorously defend against all claims. On February 9, 2026, the Court ordered that all proceedings and deadlines in the Consolidated Derivative Action be stayed until the close of discovery in the Class Action. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of the Consolidated Derivative Action at this time.

Peapack Private Bank & Trust Litigation

On October 30, 2026, Peapack Private Bank & Trust filed a complaint in the Supreme Court of the State of New York, County of Queens, against the Company, two of the Company’s subsidiaries as co-borrowers, certain corporate guarantors, and two individual guarantors. The complaint alleges, among other things, breaches of a $5 million revolving credit note, a loan and security agreement, related guaranties, and a forbearance agreement, and seeks to hold the defendants jointly and severally liable for approximately $3.94 million in outstanding principal, together with accrued and default interest, late charges, attorneys’ fees, costs, and other expenses. The complaint also seeks, among other relief, possession of certain collateral securing the obligations. The Company is reviewing the complaint and evaluating its available defenses and other responses.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2026 as filed with the SEC on July 23, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Zhou Ou
Chief Executive Officer
(Principal Executive Officer)

November 13, 2026

By:	/s/ Qiang Chen
Qiang Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 13, 2026